Form 10-Q
period 2000-06-30
ROSETTA INPHARMATICS INC
filed 2000-09-13
CIK 1081935

 QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

Commission file number 000-30977

Rosetta Inpharmatics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1770023
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

12040 115th Ave. NE, Kirkland, Washington 98034
(Address of Principal Executive Offices)

(425) 820-8900
(Registrant's Telephone Number, Including Area Code)

    Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at August 31, 2000
Common Stock, $.001 par value	31,754,080

Page 1 of 28 Pages

Rosetta Inpharmatics, Inc.

Part I.  Financial Information

Item 1:  Financial Statements

Rosetta Inpharmatics, Inc.

Consolidated Balance Sheets

	December 31, 1999	June 30, 2000	Pro Forma Stockholders' Equity at June 30, 2000
		(unaudited)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$8,311,852	$27,100,860
Short-term investments	10,951,496	21,220,505
Accounts receivable	155,729	846,841
Interest receivable	32,045	279,914
Prepaid expenses and other current assets	254,898	2,292,131

Total current assets	19,706,020	51,740,251
Property and equipment, net	4,109,159	5,463,810
Intangible assets, net	10,497,709	17,124,532
Deposits and other assets	475,326	650,241

Total assets	$34,788,214	$74,978,834

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$1,112,680	$1,980,236
Accrued expenses	219,148	1,920,405
License fees payable	666,667	166,667
Deferred revenue	1,259,761	1,582,621
Current portion of capital lease obligation	209,333	253,462
Current portion of notes payable	787,388	823,853

Total current liabilities	4,254,977	6,727,244
Capital lease obligation, net of current portion	145,754	—
Notes payable, net of current portion	1,242,926	818,104
Deferred revenue	3,307,974	4,037,677

Total liabilities	8,951,631	11,583,025

Contingencies and commitments
Convertible preferred stock, par value $0.001; 18,000,000 shares authorized; 10,154,964 and 14,597,342 shares issued and outstanding (aggregate liquidation preference of $44,486,725 and $86,067,384)	41,431,806	82,738,293

Stockholders' equity (deficit)
Common stock, par value $0.001; 40,000,000 shares authorized; 5,182,382, 7,480,646 and 22,077,988 pro forma shares issued and outstanding	5,183	7,481	22,078
Additional paid-in capital	16,024,708	38,721,418	121,445,114
Notes and interest receivable from stockholders	(58,200)	(1,721,200)	(1,721,200)
Deferred stock compensation	(2,255,640)	(9,455,928)	(9,455,928)
Accumulated deficit	(29,311,274)	(46,894,255)	(46,894,255)

Total stockholders' equity (deficit)	(15,595,223)	(19,342,484)	$63,395,809

Total liabilities, convertible preferred stock, and stockholders' equity (deficit)	$34,788,214	$74,978,834

See accompanying notes.

Rosetta Inpharmatics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	1999	2000	1999	2000
Revenues
Collaboration agreements	$130,000	$1,371,136	$387,500	$1,919,113
Government grants	56,428	—	90,435	—

Total revenues	186,428	1,371,136	477,935	1,919,113

Operating expenses
Research and development (excludes stock-based compensation expense of $577,287, $909,724, $1,017,221, and $1,715,929, respectively)	3,060,820	4,390,660	5,198,694	7,676,692
Marketing, general and administrative (excludes stock-based compensation expense of $293,731, $2,395,924, $412,933, and $4,066,045, respectively)	1,828,214	4,165,924	2,808,644	7,115,956
Stock-based compensation	871,018	3,305,648	1,430,154	5,781,974

Total operating expenses	5,760,052	11,862,232	9,437,492	20,574,622

Loss from operations	(5,573,624)	(10,491,096)	(8,959,557)	(18,655,509)
Other income (expense)
Interest income	149,682	867,657	232,345	1,233,253
Interest expense	(74,304)	(63,690)	(139,711)	(134,605)
Other, net	21,488	(250)	51,609	(26,120)

Net loss	(5,476,758)	(9,687,379)	(8,815,314)	(17,582,981)
Deemed dividend upon issuance of Series E convertible preferred stock	—	—	—	(7,285,500)

Net loss attributable to common stockholders	$(5,476,758)	$(9,687,379)	$(8,815,314)	$(24,868,481)

Basic and diluted net loss per share	$(1.27)	$(1.49)	$(2.53)	$(4.15)

Weighted-average shares used in computing basic and diluted net loss per share	4,314,950	6,508,807	3,485,095	5,990,802

Pro forma basic and diluted net loss per common share		$(.46)		$(.94)

Weighted-average shares used in computing pro forma basic and diluted net loss per share		21,106,149		18,638,434

See accompanying notes.

Rosetta Inpharmatics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	1999	2000
Cash flows from operating activities
Net loss	$(8,815,314)	$(17,582,981)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	430,307	808,259
Stock compensation	1,430,156	5,781,974
Loss on sale and write-off of property and equipment	76,986	44,245
Amortization of intangible assets	1,101,217	2,204,039
Investment amortization	(6,068)	(67,482)
Stock issued for licensed technology	407,000	—
Changes in operating assets and liabilities, net of effects of the 1999 purchase of Acacia
Accounts receivable	51,798	(691,112)
Interest receivable	(19,898)	(283,369)
Prepaid expenses and other assets	(9,246)	(1,952,242)
Accounts payable	(204,789)	867,556
Accrued expenses	182,480	955,309
Deferred revenue	(237,500)	1,052,563

Net cash used in operating activities	(5,612,871)	(8,863,241)

Cash flows from investing activities
Purchases of property and equipment	(758,671)	(2,219,655)
Capitalized software development costs	—	(288,612)
Purchase of licensing agreements	—	(1,000,000)
Purchases of short-term investments	(8,342,192)	(21,212,527)
Proceeds from sale and maturity of short-term investments	5,800,000	11,011,000
Proceeds from sale of property and equipment	—	12,500
Business acquisition expenses, net of cash acquired	(231,468)	—

Net cash used in investing activities	(3,532,331)	(13,697,294)

Cash flows from financing activities
Proceeds from notes payable	356,534	—
Payments on capital lease obligation	(60,893)	(101,625)
Payments on notes payable	(324,434)	(388,357)
Proceeds from issuance of preferred stock	8,890,638	41,306,487
Proceeds from issuance of common stock	53,187	533,038
Payments received on notes receivable from stockholders	1,212	—

Net cash provided by financing activities	8,916,244	41,349,543

Net increase (decrease) in cash and cash equivalents	(228,958)	18,789,008
Cash and cash equivalents, beginning of period	3,270,944	8,311,852

Cash and cash equivalents, end of period	$3,041,986	$27,100,860

Supplemental disclosure of cash flow information
Cash paid for interest	$120,652	$134,605

Common stock issued for notes receivable	$—	$1,627,500

Common stock issued for sub-licensing agreement	$—	$7,556,208

    See accompanying notes

Rosetta Inpharmatics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

    The accompanying unaudited consolidated financial statements of Rosetta Inpharmatics, Inc. ("Rosetta") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

    The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in Rosetta's Registration Statement on Form S-1 (Registration No. 333-32780) as filed with the Securities and Exchange Commission and the prospectus dated August 3, 2000.

    In June 2000, Rosetta commercially released the Rosetta Resolver™ Expression Data Analysis System. Rosetta has determined that this event marked the end of Rosetta's status as a development stage enterprise as defined by the guidance of Statement of Financial Accounting Standards #7, "Accounting for Development Stage Enterprises." Prior to the release of this product, Rosetta previously reported as a development stage enterprise.

    The accompanying consolidated financial statements include the accounts of Rosetta and its wholly owned subsidiary, Acacia Biosciences, Inc. ("Acacia"). All significant intercompany transactions have been eliminated in consolidation.

    Sales of certain equipment to collaborative partners are included in revenues from collaboration agreements in the consolidated statements of operations and the resulting costs are included in research and development expenses.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Net Loss per Share

    Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of unvested shares of common stock issued that are subject to repurchase. Basic and diluted pro forma net loss per share, as presented in the statements of operations, has been computed as described above and also gives effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance. Rosetta has excluded all convertible preferred stock, warrants to purchase convertible preferred stock, outstanding options and warrants to purchase common stock and common stock subject to repurchase from the calculation of diluted net loss per share, as such securities are antidilutive for all periods presented.

    The following table presents the calculation of basic and diluted and pro forma basic and diluted (unaudited) net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	1999	2000	1999	2000
Net loss	$(5,476,758)	$(9,687,379)	$(8,815,314)	$(17,582,981)
Deemed dividend upon issuance of convertible preferred stock	—	—	—	(7,285,500)

Net loss attributable to common stockholders	$(5,476,758)	$(9,687,379)	$(8,815,314)	$(24,868,481)

Basic and diluted net loss per share	$(1.27)	$(1.49)	$(2.53)	$(4.15)

Basic and diluted
Weighted-average shares used in computing basic and diluted net loss per share	4,314,950	6,508,807	3,485,095	5,990,802
Pro forma (unaudited)
Net loss	$(5,476,758)	$(9,687,379)	$(8,815,314)	$(17,582,981)

Shares used above		6,508,807		5,990,802
Pro forma adjustment to reflect weighted effect of assumed conversion of convertible preferred stock		14,597,342		12,647,632

Weighted-average shares used in computing pro forma basic and diluted net loss per common share		21,106,149		18,638,434

Pro forma basic and diluted net loss per common share		$(0.46)		$(0.94)

Antidilutive securities not included in diluted net loss per share calculation
Convertible preferred stock	7,869,250	14,597,342	7,869,250	14,597,342
Options to purchase common stock	2,081,682	2,146,551	2,081,682	2,146,551
Warrants to purchase common stock	891,636	891,636	891,636	891,636
Warrants to purchase Series A preferred stock	255,408	255,408	255,408	255,408
Warrants to purchase Series B preferred stock	134,596	134,596	134,596	134,596
Warrants to purchase Series C preferred stock	54,949	54,949	54,949	54,949
Warrants to purchase Series E preferred stock		26,709		26,709
Unvested shares of common stock subject to repurchase	656,489	921,898	656,489	921,898

	11,944,010	19,029,089	11,944,010	19,029,089

3. Recent Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that Rosetta's revenue recognition practices are in conformity with the guidelines of SAB 101.

    In March 2000, the Financial Accounting Standards Board, ("FASB"), issued FASB Interpretation No.44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No.25" ("FIN 44"), which provides clarification of Opinion 25 for certain issues such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. Rosetta does not expect that the adoption of FIN 44 will result in material changes to its reported results of operations or financial position.

4. Property and Equipment

    Property and equipment consisted of the following at:

	December 31, 1999	June 30, 2000
Computer equipment	$1,877,724	$2,994,117
Lab equipment	1,873,268	2,134,230
Technology development equipment	592,594	572,780
Office equipment, furniture and fixtures	293,795	394,999
Leasehold improvements	833,266	1,493,139

	5,470,647	7,589,265
Less: Accumulated depreciation and amortization	(1,361,488)	(2,125,455)

	$4,109,159	$5,463,810

5. Prepaid expenses and other assets

    Prepaid expenses and other assets consisted of the following at:

	December 31, 1999	June 30, 2000
Inventory	—	$1,111,304
Deferred expenses of initial public offering	—	757,340
Capitalized software costs, net	—	259,906
Prepaid expenses	216,148	118,232
Other current assets	38,750	45,349

	$254,898	$2,292,131

6. Intangible Assets

    Intangible assets consisted of the following at:

	December 31, 1999	June 30, 2000
Purchased technology	$9,443,000	$9,443,000
Licensing agreements	500,000	8,802,156
Goodwill	1,970,515	1,970,514
Assembled workforce	1,298,571	1,298,571
Trademarks and trade names	40,000	40,000

	13,252,086	21,554,241
Less: Accumulated amortization	(2,754,377)	(4,429,709)

	$10,497,709	$17,124,532

7. Deferred Stock Compensation

    Subsequent to December 31, 1999, Rosetta granted options to purchase 1,764,450 shares of common stock with a weighted-average exercise price of $3.92 per share and recorded deferred compensation of approximately $12.5 million.

8. Subsequent Events

    In August 2000, Rosetta completed an initial public offering, including the exercise in full of the underwriters' over-allotment option, and a concurrent private placement to Agilent Technologies of 8,280,000 and 714,285 shares, respectively, for a combined total of 8,994,285 newly-issued shares of common stock at a price of $14.00 per share. Rosetta received approximately $116.3 million in cash, net of underwriting discounts, commissions and other offering costs.

    Simultaneously with the closing of the initial public offering, the 14,597,342 shares of convertible preferred stock outstanding at June 30, 2000 were automatically converted into 14,597,342 shares of common stock.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

    The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption "Risk Factors" set forth at the end of this Item 2, the Risk Factors set forth in our prospectus dated August 3, 2000 filed with the Securities and Exchange Commission and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

    We are a leader in the emerging field of informational genomics. Our technology platform consists of the Rosetta Resolver™ Expression Data Analysis System ("Rosetta Resolver System"), our FlexJet™ DNA microarrays and our coherent data sets of information generated from DNA microarrays. We generate revenue by providing our technologies both as separate components or as integrated informational genomics systems to pharmaceutical, biotechnology, and agricultural customers. From our inception in December 1996 through June 30, 2000, our operating activities were primarily devoted to research and development of technologies for our informational genomics platform, including the development of the Rosetta Resolver System, acquiring assets, recruiting personnel, business development and raising capital.

    In June 2000, we commercially released the Rosetta Resolver System, an enterprise-wide, bioinformatics solution for deciphering the increasing amount of gene-expression data being generated due to the recent advancements in genomics. The Rosetta Resolver System represents a major component of Rosetta's flexible gene-expression analysis platform.

    In October 1999, we entered into a strategic collaboration with Agilent Technologies, Inc. ("Agilent"). We agreed to exclusively partner with Agilent to make and sell products in the gene expression field including DNA microarrays, DNA microarray design services, gene expression data analysis systems, and other products. In addition, Agilent purchased 2,285,714 shares of our Series D preferred stock. In August 2000, we sold Agilent 714,285 shares of common stock at $14.00 per share in a private placement that closed concurrently with our initial public offering. Under the collaboration agreement, we co-market the Rosetta Resolver System with Agilent on an exclusive basis and share revenues for the Rosetta Resolver System sales and DNA microarray design services. In June 2000, we installed a commercial version of the Rosetta Resolver System at the facilities of our customer, DuPont Pharmaceuticals Company. In addition, we have received purchase orders from Harvard University's Center for Genomics Research, Amgen Inc. and Merck & Co., Inc. for commercial sales of the Rosetta Resolver System.

    Agilent also has the exclusive right to market and sell DNA microarrays manufactured using our inkjet and related DNA microarray design technology in exchange for royalty payments to us. All amounts previously paid as well as fixed amounts to be paid in connection with this agreement are being recognized as revenue ratably over the term of the agreement. In connection with this agreement, we have received payments of $5.6 million for research and development and for certain licensing rights as of June 30, 2000 of which $1.0 million was recorded as revenue through June 30, 2000 and $4.6 million was recorded as deferred revenue as of June 30, 2000. Agilent has agreed to pay us additional amounts in 2000 and 2001 for research and development activities.

    In May 2000, we entered into a supply agreement with Agilent pursuant to which Agilent will supply us with DNA microarrays. Through the end of 2001 we are required to purchase at least $29.7 million of DNA microarrays from Agilent, subject to certain conditions. The aggregate amount of DNA microarrays Rosetta is required to purchase may be less, depending on certain financing thresholds or if the parties otherwise agree during semi-annual performance review meetings. Rosetta may also purchase more than this amount. In connection with this agreement, Agilent has agreed to pay Rosetta up to $3.0 million for the transfer of certain know how and technology related to Rosetta's inkjet technology. The agreement may be terminated at any time by mutual consent of the parties and either of the parties may terminate the agreement prior to the end of the three-year term upon material breach of the agreement or upon bankruptcy of the other party.

    Since our inception, we have incurred significant losses and as of June 30, 2000, we had an accumulated deficit of $46.9 million. Our losses have resulted principally from costs incurred in research and development, marketing, general and administrative costs associated with our operations, and non-cash stock based compensation expenses associated with stock options granted to employees and consultants prior to the closing of our initial public offering in August 2000. Operating expenses increased to $11.9 million in the three months ended June 30, 2000 compared to $5.8 million in the three months ended June 30, 1999. Operating expenses increased to $20.6 million for the six months ended June 30, 2000 compared to $9.4 million for the six months ended June 30, 1999. We expect to incur additional operating losses over at least the next several years as we continue to expand our research and product development efforts and infrastructure.

    To date, our revenue has been derived principally from revenue earned under our collaboration agreements and from government grants. We have generated a substantial portion of our revenue to date from a limited number of sources. Our potential sources of revenue for the next several years are likely to be from the sale of products and services sold by Agilent and research payments under existing and possible future collaborative arrangements between Rosetta and third parties.

    In view of our limited operating history and the rapidly evolving nature of our business, we believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance.

Stock-Based Compensation

    Stock-based compensation expense results from stock options granted to employees at exercise prices less than the fair market value of the common stock on the date of grant to employees, options granted to outside consultants for services, and for the sale of restricted stock to founders deemed to be non-employees. Through June 30, 2000, we have recorded total deferred stock-based compensation of $19.5 million of which $9.5 million remains unamortized as of June 30, 2000. Deferred stock-based compensation expense is being amortized to expense over the vesting periods of the underlying options, generally four years. The stock-based compensation expense has been allocated to research and development expense and marketing, general and administrative expense, as appropriate. Based on deferred stock-based compensation recorded as of June 30, 2000, we expect to record amortization for deferred stock-based compensation expense approximately as follows: $3.3 million for the remaining six months in 2000, $3.8 million in fiscal year 2001, $1.8 million in fiscal year 2002, $583,000 in fiscal year 2003 and $11,000 in fiscal year 2004. The amount of deferred compensation expected to be recorded in future periods may decrease if unvested options for which deferred stock-based compensation has been recorded are subsequently cancelled.

Results of Operations

  Three Months and Six Months Ended June 30, 2000 and 1999

    Revenues.  Revenues increased to $1.4 million and $1.9 million in the three and six months ended June 30, 2000 from $186,000 and $478,000 in the three and six months ended June 30, 1999. The increases were primarily due to revenue received from Agilent related to the transfer of certain know how and technology related to Rosetta's inkjet technology and to a lesser extent from other collaboration agreements entered into in 2000.

    Research and development expenses.  Research and development expenses increased to $4.4 million and $7.7 million in the three and six months ended June 30, 2000 from $3.1 million and $5.2 million in the three and six months ended June 30, 1999. The increases were primarily due to increased payroll and personnel expenses, including recruitment and relocation expenses, increased usage of laboratory materials and supplies, the costs connected with the transfer of know how and technology related to Rosetta's inkjet technology, facility costs and depreciation of leasehold improvements and laboratory equipment. The number of research personnel was 104 at June 30, 2000 and 52 at June 30, 1999. Research and development expenses consisted of costs to develop DNA microarrays, develop and use proprietary technologies to analyze these arrays, build coherent data sets of expression profiles and develop the Rosetta Resolver System. We expect research and development expenses to increase significantly in the future to support the expansion of our research and development activities, to develop a high throughput expression profiling process and to fund our obligations under the supply agreement we entered into with Agilent in May 2000, under which we are required to purchase at least $29.7 million of DNA microarrays through the end of 2001.

    Marketing, general and administrative expenses.  Marketing, general and administrative expenses increased to $4.2 million and $7.1 million in the three and six months ended June 30, 2000 from $1.8 million and $2.8 million in the three and six months ended June 30, 1999. The increases were primarily due to increased payroll and personnel expenses, including recruitment and relocation expenses, legal fees associated with intellectual property issues, and business development activities. We expect marketing, general and administrative expenses to continue to increase in the future to support the marketing of our products, the expansion of our business activities and due to costs associated with operating as a public company. In addition, we entered into a license agreement from Oxford Gene Technology in March 2000 for which we recorded an asset of $8.8 million. The amortization of this asset resulted in increased amortization expense for the three months ended June 30, 2000 of $314,000 and will result in future amortization amounts of $629,000 for the remaining six months of 2000, and $1.3 million of expense per year thereafter for the estimated useful life of this license, seven years.

    Interest income.  Interest income increased to $868,000 and $1.2 million in the three and six months ended June 30, 2000 from $150,000 and $232,000 in the three and six months ended June 30, 2000. The increases were primarily due to higher average balances of cash and cash equivalents and short term investments for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999, as a result of the investment of the proceeds from the sale of Series D preferred stock in October 1999 and Series E preferred stock in March 2000.

    Deemed dividend upon issuance of convertible preferred stock.  We recorded a deemed dividend of $7.3 million in March 2000 upon the issuance of Series E convertible preferred stock. At the date of issuance, we believed the per share price of $9.36 represented the fair value of the preferred stock and was in excess of the fair value of our common stock. Subsequent to the commencement of our initial public offering process, we re-evaluated the fair value of our common stock as of March 2000 and determined it to be $11.00 per share. Accordingly, the incremental fair value is deemed to be the equivalent of a preferred stock dividend. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid in capital, without any effect on total stockholders'

equity. The amount increased the loss allocable to common stockholders in the calculation of basic and diluted net loss per share for the six months ended June 30, 2000.

Liquidity and Capital Resources

    From inception through June 30, 2000, we have funded our operations with $79.2 million from private equity financings, $6.2 million from collaboration agreements and $3.3 million from equipment financing arrangements. At June 30, 2000, cash and cash equivalents, and short term investments totaled $48.3 million. Our cash reserves are held in a variety of short-term interest-bearing instruments including high-grade corporate bonds, commercial paper, and money market accounts.

    Cash used in operations in the six months ended June 30, 2000 was $8.9 million compared to $5.6 million in the six months ended June 30, 1999. Our net losses of $17.6 million and $8.8 million in the six months ended June 30, 2000 and 1999, respectively, was partially offset by non-cash charges of $8.8 million and $3.0 million, respectively, related to deferred stock-based compensation, amortization, depreciation expense and amortization of intangible assets.

    Investing activities in the six months ended June 30, 2000, other than changes in our short term investments, used $3.5 million due to expenditures on leasehold improvements, capital additions and expenditures pursuant to license agreements. We expect capital expenditures to increase in the future as we build infrastructure for our high throughput expression profiling activities and expand our facilities.

    Cash provided by financing activities was $41.3 million in the six months ended June 30, 2000 compared to $8.9 million in the six months ended June 30, 1999. Financing activities included the sale of 4,442,378 shares of Series E Preferred Stock for net proceeds of $41.3 million to investors in the six months ended June 30, 2000 and the sale of 2,019,452 shares of Series C convertible preferred stock for net proceeds of $8.9 million to investors in the six months ended June 30, 1999.

    In 1997, we entered into a financing arrangement for the purchase of property and equipment, which, as amended in 1998 and 1999, provides for an aggregate facility of $3.3 million expiring on June 30, 2000. As of June 30, 2000, we had drawn down $3.1 million. These obligations are collateralized by the equipment financed, bear interest at a weighted-average fixed rate of approximately 12.3%, and are due in monthly installments through December 2003. In addition, through June 30, 2000, we had drawn down $223,000 on a bank line of credit to finance capital expenditures. The amount available under the line of credit was $375,000 at June 30, 2000. At June 30, 2000, we had $1.9 million in capitalized lease obligations and notes payable, of which $507,000 is due for the remainder of 2000. The bank line of credit had an interest rate of 10.5% and was paid off in its entirety in March 2000.

    Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products, and other factors. We expect to devote substantial capital resources to expand our research and development efforts, to expand marketing and sales efforts to support our products and services, and for other general corporate activities. In connection with our research and development efforts, in May 2000, we entered into a supply agreement with Agilent pursuant to which we are required to purchase at least $29.7 million of DNA microarrays through the end of 2001. Our purchase obligations under this agreement may be reduced based on certain financial thresholds or if the parties otherwise agree, or these amounts may be increased by us providing revised forecasts to Agilent. We believe that our current cash balances, together with the net proceeds from the initial public offering of our common stock, the proceeds of the concurrent private placement to Agilent and revenue to be derived from our collaboration with Agilent, including revenue from the sales of the Rosetta Resolver System, will be sufficient to fund our operations at least through December 31, 2002. After this period, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all.

Subsequent Events

    In August 2000, we sold 8,280,000 shares of our common stock, including the underwriters' over-allotment option, at an initial public offering price of $14.00 per share resulting in net proceeds of $106.3 million after deducting the underwriters' commissions and discounts and other costs of the offering. Upon closing of our initial public offering, all shares of outstanding convertible preferred stock converted into 14,597,342 shares of common stock. Concurrent with the initial public offering on August 3, 2000, we sold 714,285 shares of common stock to Agilent Technologies in a private placement for $14.00 per share, resulting in proceeds of $10.0 million.

Recent Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that Rosetta's revenue recognition practices are in conformity with the guidelines of SAB 101.

    In March 2000, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"), which provides clarification of Opinion 25 for certain issues such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. Rosetta does not expect that the adoption of FIN 44 will result in material changes to its reported results of operations or financial position.

Risk Factors

We are at an early stage of development and may not succeed or become profitable.

    We commenced operations in December 1996 and are at an early stage of development. We have a limited operating history on which you can base an investment decision. We have just begun to incorporate our technologies into commercialized products and our commercialization of them may not be successful. We have recently begun commercial sales of the Rosetta Resolver System. All commercial sales are subject to negotiation and execution of definitive agreements, and the execution of definitive agreements may not occur in a timely manner or at all. Agilent, our strategic partner, has not yet begun commercial distribution of FlexJet™ DNA microarrays. The Rosetta Resolver System is currently being used by us internally and by a limited number of customers. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the need:

  •
  to obtain substantial capital to support the expenses of developing our technology and commercializing our products and services;

  •
  to develop a market for our products and services;

  •
  to successfully transition from a company with a research focus to a company capable of supporting commercial activities; and

  •
  to attract and retain qualified management, sales, technical and scientific staff.

We expect to incur substantial operating losses in the future and as a result, the value of our stock could decrease.

    Our expenses have significantly exceeded revenue in each of the years since our inception. We are uncertain when, if ever, we will become profitable. We have incurred operating losses since our inception and we had no revenue in 1997 and 1998 and only limited revenue in 1999 and in the first six months of 2000 from collaborations and government grants. Our Rosetta Resolver System was introduced earlier this year and to date we have recorded no commercial revenue from sales of the system. As of June 30, 2000, we had an accumulated deficit of $46.9 million. We expect to continue to experience significant operating losses in the future as we continue our research and development efforts, further develop our products and services and expand our marketing and sales force in an effort to commercialize our products. The expansion of our operations will require substantial expenditures on our part for at least the next several years to support growth of the organization. In addition, we anticipate continued spending in research and development to remain a leader in our industry, as well as to meet our obligations under the supply agreement with Agilent. As a result, we expect to incur operating losses in the future and the value of our stock could decrease.

If our existing collaboration with Agilent fails or is terminated, our potential revenues and development funds would be significantly reduced.

    In our collaboration agreement with Agilent, we agreed to partner with Agilent to make and sell products in the gene expression field including the Rosetta Resolver System, microarrays, array design services and other products. As part of our agreement, Agilent has the co-exclusive right to sell the Rosetta Resolver System and to use our inkjet synthesizer and related chip design technology in exchange for royalty payments. We also rely on Agilent for significant financial and technical contributions in connection with the development of products covered by the agreement. Our ability to develop, manufacture, and market these products successfully depends significantly on Agilent's performance under this agreement. If Agilent experiences manufacturing or distribution difficulties, has difficulty obtaining or maintaining intellectual property rights, does not actively market the Rosetta Resolver System or does not otherwise perform its obligations under this agreement, our revenue derived from FlexJet™ DNA microarrays or the Rosetta Resolver System would be reduced.

    Our collaboration agreement with Agilent may be terminated early by Agilent under certain circumstances, including the breach of a material term by us. If Agilent were to terminate its agreement with us, we could lose significant revenue and have limited means to commercialize our products. In addition, we would need to obtain development funding from other sources, and we may be required to find one or more other collaborators for the development and commercialization of our products. Agilent's early termination of our collaboration could harm our business and financial condition.

If we do not retain our customers or obtain new customers, our operating results will be materially and adversely affected.

    Our strategy depends on selling our informational genomics products and services to pharmaceutical, biotechnology and agriculture companies. Historically, we have had very few customers and one commercial partner, Agilent, from which we have derived the majority of our revenue. If we were to lose any one of these customers or Agilent, our revenue would decrease substantially. Agilent accounted for 77% of the total revenues in the first six months of 2000. Through our agreement with Agilent, recently we jointly introduced the Rosetta Resolver System commercially and have not yet derived any revenue from the sale of this product on a commercial basis. We expect that we will continue to rely on a narrow base of customers and Agilent for the majority of our revenue for the foreseeable future. Although we are seeking to expand our customer base, these efforts may not be successful. Our sales and revenues would be adversely affected if Agilent or a significant customer were to discontinue or significantly reduce the use of products or services or if we fail to obtain additional customers.

If our technologies and initial commercial products to not achieve market acceptance or become commercially viable or successful, our results of operations would be adversely affected.

    Our application of innovative informational genomics tools to drug discovery is a new and unproven approach. Market acceptance of our products and services will depend upon many factors which are not within our control, such as:

  •
  continued growth in the bioinformatics industry;

  •
  the availability and price of competing products, services and technologies; and

  •
  the success of our marketing and sales efforts.

    In addition, our array and informatics technologies and gene expression analysis approaches will require significant additional funding prior to commencement of full-scale commercial operations. If we are unable to obtain additional funding, commercialization of our products may be delayed, which would adversely affect our revenues.

If we are unable to compete successfully against existing technologies, our results of operations would be materially and adversely affected.

    Our business depends upon successfully competing in the development and commercialization of products and services that improve the efficiency of the drug discovery process. Our drug discovery technology may not result in any commercially successful product or results. We may fail to compete successfully if:

  •
  our products or services are found to be ineffective or unreliable;

  •
  our products are difficult to manufacture or uneconomical to market;

  •
  unforeseen complications in the development or delivery of our products and services increase the costs of development of our products and services;

  •
  the proprietary rights of third parties preclude us or our collaborative partners from marketing our products; or

  •
  potential customers fail to use our technology and instead rely on existing internal processes or technologies.

If we are unable to maintain or to enter into new collaborations or licensing arrangements, we will be limited in our ability to further commercialize our products.

    We intend to enter into collaborative arrangements with pharmaceutical, biotechnology, and agricultural companies to apply our technology, to fund development and to commercialize our potential future products. We may not be able to negotiate collaborative agreements on acceptable terms, if at all, and such collaborative agreements may not be successful and may not provide us with expected benefits. To the extent we choose not to or are unable to enter into such collaborative agreements, we will require substantially greater capital to undertake the research, development, marketing, sales and distribution of systems and technologies at our own expense, which would increase our operating expenses and harm our revenues.

    Additionally, our present or future collaborative partners may not perform their obligations under our agreements with them or may not devote sufficient resources to the development, clinical testing or marketing of our potential products developed under collaborations. If one of our collaboration partners were to develop technologies or components competitive with our system in parallel with us, or if we are precluded from entering into competitive arrangements under the terms of our collaboration agreements, our potential products could be rendered non-competitive or obsolete, which would adversely affect our ability to generate sales and revenues. In addition, any premature termination of a collaboration agreement could have a material adverse effect on our revenue growth and potential profitability.

    Generally, the terms of our collaboration agreements provide for a division of responsibility between us and our collaborators. Disputes concerning our obligations and rights under these agreements could result in litigation or arbitration, which would be time-consuming and expensive.

Fluctuations in our quarterly results of operations could cause our stock price to decline.

    Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Some of the factors that could cause our operating results to fluctuate include:

  •
  the timing and amount of revenue resulting from collaborations, product sales and royalties is not wholly predictable nor consistent from quarter to quarter;

  •
  changes in our percentage share of revenue generated from our collaboration with Agilent;

  •
  the success rate of our discovery efforts leading to milestone payments or royalties;

  •
  the timing and willingness of collaborators to commercialize products discovered through the use of our products or services which would result in milestone payments or royalties;

  •
  the expiration of research contracts with collaborators, which may not be renewed or replaced; and

  •
  general and industry-specific economic conditions, which may affect our collaborators' research and development expenditures.

    Large portions of our expenses are relatively fixed, including expenses for facilities, equipment, and personnel. Accordingly, if revenues decline or do not grow as anticipated due to expiration of research contracts, failure to obtain new contracts or other factors, we may not be able to correspondingly reduce our operating expenses. In addition, we plan to significantly increase operating expenses in order to accelerate our product development and sales and marketing efforts. Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price could decline and you could lose a significant portion or all of your investment.

If we are unable to protect our proprietary rights adequately, or operate without violating the intellectual property of others, our competitive position will suffer and our business and financial condition would be adversely affected.

    Our success will depend, in large part, on our ability to obtain patent protection for our products and technologies, both in the United States and in other countries, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our patent portfolio may not protect our technologies or products for any one or more of the following reasons:

  •
  some or all of our pending patent applications may not result in issued patents and our competitors may be able to commercialize our discoveries;

  •
  we may develop additional proprietary technologies that are not patentable;

  •
  any patents issued to us may not cover commercially viable products;

  •
  any patents issued to us may not provide us with reasonable scope so as to block others from using our or similar technology;

  •
  any patents issued to us or to our licensors may be challenged, circumvented or invalidated by third parties; and

  •
  third parties may have patents of their own which could, if asserted, prevent us from practicing our patented technologies.

    Even if we are able to obtain new patents, these patents may not provide us with substantial or meaningful protection or be commercially beneficial to us.

    Should third parties file patent applications, or be issued patents, claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the United States Patent and Trademark Office to determine priority of invention. We also could be required to participate in interference proceedings involving our issued patents and pending applications of another entity. An adverse outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties. There is no guarantee that any prevailing party would offer us a license or that such a license, if made available to us, could be acquired on commercially-acceptable terms.

    In order to protect or enforce our patent rights, we may become involved in patent litigation. These lawsuits would put our patents at risk of being invalidated or interpreted narrowly. We may also provoke these third parties to assert claims against us. We may also participate in patent litigation to invalidate the patents of another. The outcome of any of these suits is uncertain. Any lawsuits regarding intellectual property could be expensive, take significant time, and could divert management's attention from other business concerns.

    Third parties may claim we are infringing, including inducing others to infringe, their patents and other intellectual property, and we could suffer significant litigation or licensing expenses. In particular, we are aware that one of our commercial partners, Oxford Gene Technology, is involved in patent litigation with a second commercial partner, Affymetrix. In connection with that litigation, in May 2000 we received a third-party subpoena from Affymetrix requesting, among other things, documents relating to our DNA microarray development activities and our relationship with each of Oxford Gene Technology and Agilent, and we have timely filed our initial response to the subpoena. While we are not currently a party to any litigation against us, third parties, including Affymetrix, may assert claims against us relating to our activities or to agreements with our commercial partners, including Oxford Gene Technology or Agilent, or other matters relating to such third party's intellectual property rights.

    In addition, we have been in discussions with, and recently received correspondence from counsel to, a third party regarding its belief that a feature contained in the Rosetta Resolver System might infringe certain patents held by that party. The discussion with this third party is ongoing and may result in us entering into a license under these patents. Even if a third party does not assert claims against us, litigation among or involving our commercial partners could result in claims against us or otherwise adversely affect our relationship with those parties and our business.

    While we do not believe that any of our products or activities infringe any valid patent or other intellectual property of third parties, we may be unaware of patent or other intellectual property of others that may cover some of our technology, products or services. If we do not prevail in any proceeding or litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or we may need to obtain a license to the intellectual property in question. We may not be able to obtain the necessary license to the intellectual property in order to avoid infringement, or negotiate such a license on reasonable terms, if at all. Even if we were able to obtain a license to such technology, some licenses may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Ultimately we may be unable to sell some of our products or may have to cease certain business operations, which would have a material adverse effect on our revenues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks.

If our measures to protect our confidential and proprietary information fail, this information may be compromised and our competitive position will suffer.

    We have taken security measures to protect our proprietary technologies, processes, information systems and data, and continue to explore ways to enhance such security. These measures may not provide adequate protection for our trade secrets or other proprietary information. While we require employees, academic collaborators and consultants to enter into confidentiality agreements where appropriate, any of the following could occur:

  •
  our proprietary information could be disclosed;

  •
  our trade secrets could be disclosed; or

  •
  others may independently develop substantially equivalent proprietary information and techniques, otherwise gain access to our trade secrets or disclose such technology.

    If any of these events occur, our proprietary and confidential information would be compromised and our competitive position would suffer.

Intense competition in the market could prevent us from increasing revenue and achieving profitability or result in the obsolescence of our technology.

    The genomics industry is highly competitive. We compete with companies in the United States and abroad that are engaged in the development and production of products that analyze, collect, and manage genetic information and genomic data. Our competition in the United States and abroad can be broken down into the following categories:

  •
  bioinformatics solution providers, which are custom integrators, providers of desktop analysis tools and providers of database software;

  •
  array providers, which are commercial manufacturers of oligonucleotide microarrays and cDNA microarrays or providers of systems enabling customers to make their own microarrays; and

  •
  expression profile program providers, which are dedicated genomics companies building gene expression databases as well as pharmaceutical and biotechnology companies who have their own in-house gene expression profiling efforts.

    Many of these organizations that compete with us have greater capital resources, more experienced research, development, sales, marketing, distribution and service staffs, superior facilities and manufacturing capabilities and a more established customer base. Our competitors are pursuing methods for using software and computers to assist in making the drug discovery process more efficient and less expensive which would compete with our products or render our products obsolete. Although we believe that currently we are the only company with an integrated technology platform that includes all of the components for an informational genomics solution, we expect to encounter intense competition from companies that currently offer only certain components, but which may offer all of the components in an integrated system in the future. We are also likely to encounter increased competition as we enter new markets.

    The relative speed with which we can develop products or technologies is expected to have an impact on our competitive position. We believe that customers in our markets display significant loyalty to specific technologies or products that they have used successfully in their research and development. Therefore, we may experience difficulties in generating sales from customers that initially purchased products or services from competitors. We expect competition to intensify in the fields in which we are involved as technical advances in such fields are made and become more widely known. To the extent that other companies succeed in developing similar products that are introduced earlier, are more effective, are produced and marketed more effectively or priced more competitively than our products and services, the commercial success of our products or technologies to be developed may be harmed.

Our dependence on third-party products and services to develop and manufacture some components of our products could impair our ability to develop, manufacture and deliver our products on a timely basis.

    We rely to a substantial extent on outside vendors to supply many of the hardware and software components of the Rosetta Resolver System. We also rely on outside vendors to supply us with chemicals and other items necessary to manufacture microarrays and conduct expression profiling experiments. Some of these items and components are obtained from a single supplier or a limited group of suppliers. In particular, in May 2000, we entered into a supply agreement with Agilent to supply us with DNA microarrays. In addition, we obtain computer hardware used in our Rosetta Resolver System from Sun Microsystems and the Rosetta Resolver System incorporates software programs developed by third parties, including database software from Oracle. If we are unable to acquire required third party products and services, the quality of our products could deteriorate and we would face higher development costs. Our reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including:

  •
  the inability to obtain an adequate supply of required materials due to manufacturing capacity constraints, discontinuance of a product by a third-party manufacturer or other supply constraints;

  •
  reduced control over quality and pricing of components;

  •
  delays and long lead times in receiving materials from vendors; and

  •
  delay and expense caused by the need to redesign our product to accommodate a replacement of a vendor.

If we fail to maintain or obtain rights to third party technology, it could harm our developmental and commercial efforts.

    Our success is dependent on our ability to enter into licensing arrangements with commercial or academic entities for technology that is advantageous or necessary to the development and commercialization of our technologies. We may not be able to negotiate additional license agreements in the future on acceptable terms, if at all.

    In our existing and potential future collaborations, disputes may arise as to the inventorship and corresponding rights in inventions and know-how resulting from research by us and our licensors or scientific collaborators. Additionally, our present and future in-licensing agreements may contain provisions requiring us to meet performance obligations, or milestones, within specified time periods. If we fail to meet any significant milestones, our licensors may be permitted to terminate such agreements.

    Any of our current license agreements may be terminated under certain circumstances by the other party, and we may not be able to maintain the exclusivity of our exclusive licenses. In the event we are unable to obtain or maintain licenses to technology necessary and advantageous to our business, we may be required to expend significant time and resources to develop or in-license alternative technology. We may not be successful in this regard. If we cannot acquire or develop necessary technology, we may be prevented from commercializing some of our products or may need to limit our operations.

The sales cycles for our products are lengthy, and we may spend considerable resources on unsuccessful sales efforts or may not be able to complete deals.

    Our ability to obtain new customers for our technologies depends in significant part upon the perception that our products and services can help accelerate their drug discovery efforts. Our sales cycle and Agilent's sales cycle are likely to be lengthy because of the need to educate our potential customers and sell the benefits of our technologies to a variety of constituencies within such companies. In addition, each agreement involves the negotiation of unique terms. We and Agilent may be required to expend substantial funds and management effort with no assurance that an agreement will result.

If we lost principal members of our management and scientific staff or are unable to hire additional qualified personnel, our future growth and ability to compete would suffer.

    We are highly dependent on the principal members of our management and scientific staff. The loss of the services of any of these persons could delay or reduce our product development and commercialization efforts. We do not have "key person" insurance on the lives of our executives. We are also highly dependent upon our ability to attract and retain additional qualified scientific and technical personnel. Our business is located in the Seattle, Washington metropolitan area, where demand for these types of personnel is extremely high and is likely to remain high. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense, and the turnover rate for these people is high. If we are not able to attract, hire, train and retain a sufficient number of qualified personnel, our ability to compete could be seriously harmed and our future financial success would be jeopardized.

We have limited capacity and experience in sales, marketing and manufacturing.

    We have only a small internal sales force to market and sell our products and have only limited experience in sales and marketing. In order to successfully market our products and services to pharmaceutical, biotechnology and agricultural companies, we are dependent on Agilent to commercialize our products. We may not be able to establish a direct sales force or to establish collaborative or distribution arrangements to market our products and technologies. If Agilent fails to market our products successfully or if we fail to establish a significant sales force of our own, our sales and our revenues would be harmed.

    The Rosetta Resolver System was introduced earlier this year. To achieve successful commercialization of our products, we will need to scale-up our installation and customer support capabilities. If we cannot achieve the required level and quality of system installation and support, we may need to outsource such services or rely on licensing and other arrangements with third parties who possess sufficient service capabilities. This could reduce our gross margins and expose us to the risks inherent in relying on others. We may not be able to successfully outsource our installation or customer service functions or enter into licensing or other arrangements with these third parties, which could harm our sales and our revenues.

If we are not able to successfully manage our expansion, our results of operations would be harmed.

    We have expanded rapidly over the past year and expect to experience significant growth in the number of our employees and customers and the scope of our operations. This expansion may continue to place a significant strain on our management and operations. Our ability to manage this expansion will depend upon our ability to broaden our management team. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to train and manage our employees.

If we are unable to successfully adapt our products for commercial applications, our revenues and results of operations will suffer.

    We have completed the initial development of the Rosetta Resolver System technology and FlexJet™ DNA microarray technology for applications in gene expression profile analysis. We may not be able to successfully adapt our products to the commercial requirements of drug discovery or healthcare research. A number of potential applications of our technology in these fields will require significant enhancements in our core technology, including adaptation of our software. Market acceptance will depend on many factors, including demonstrating to customers that our technology is superior to other technologies and products which are available now or which may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological challenges and successfully introduce our products into the marketplace. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of the manufacturing of any product, or if any product does not achieve a significant level of market acceptance, our revenues and results of operations will be seriously harmed.

We face risks associated with acquisitions.

    As part of our business strategy, we may from time to time acquire assets and businesses principally relating to, or complementary to, our operations. For example, in 1999 we acquired Acacia Biosciences, Inc. in order to acquire specific technology. Risks of acquisitions include, among other things, the following:

  •
  exposure to unknown liabilities of acquired companies;

  •
  acquisition costs and expenses; and

  •
  difficulty and expense of assimilating the technology, operations and personnel of the acquired businesses.

Our financial condition could be materially and adversely affected if we do not overcome these potential problems.

RISKS RELATED TO THE GENOMICS INDUSTRY

There may be ethical and other concerns surrounding the use of genetic information which could limit our ability to develop and sell our existing products and new products.

    The genetic screening of humans has raised ethical issues regarding the confidentiality and appropriate uses of the resulting information. Government authorities may regulate or prohibit the use of genetic testing to determine genetic predispositions to certain conditions. Additionally, the public may disfavor and reject the use of genetic testing. It is possible that the government authorities and the public may fail to distinguish between the genetic screening of humans and genomic and proteomic research. If this occurs, our products and the processes for which our products are used, may be subject to government regulations intended to affect genetic screening. Further, if the public fails to distinguish between the two fields, it may pressure our customers to discontinue the research and development initiatives for which our products are used. If this occurs, the potential market for our products could be reduced, which could seriously harm our financial condition and results of operations.

Consolidation within the pharmaceutical and biotechnology industries may harm our efforts to market and commercialize our products.

    Consolidation within the pharmaceutical and biotechnology industries has heightened the competition for services of the type provided by us. If this consolidation trend continues, it may result in fewer customers for our services, price erosion and greater competition among us and our competitors. Our potential partners may consolidate, which could decrease the value of our technologies and shrink the research market we target for our products.

The application of government regulations may adversely affect our business.

    Any new drug developed by the efforts of our customers as a result of their use of our technologies must undergo an extensive regulatory review process in the United States and other countries before it can be marketed. This regulatory process can take many years and requires substantial expense. Changes in policies at the U.S. Food and Drug Administration and the policies of similar foreign regulatory bodies can increase the delay for each new drug, product license and biological license application. We expect similar delays in the regulatory review process for any diagnostic or agricultural product, where similar review or other approval is required. Even if marketing clearance is obtained, a marketed product and its manufacturer are subject to continuing review. Discovery of previously unknown problems with a product may result in withdrawal of the product from the market.

    No product resulting from the use of our data has been released for commercialization in the United States or elsewhere. In addition, no investigational new drug application has been submitted for any such product candidate. We expect to rely on our customers to file such applications and generally direct the regulatory review process. Our customers may not submit applications for regulatory review, or may not obtain marketing clearance for any products on a timely basis, if at all. If our customers fail to obtain required governmental clearances, it will prevent them from marketing drugs or diagnostic products until such clearance can be obtained, if at all. The occurrence of any of these events may cause our business and results of operations to suffer.

    In addition, our access to and use of human or other tissue samples in the expansion of our array and informatics and genomic platforms technologies may become subject to government regulation, both in the United States and abroad. United States and foreign government agencies may also impose restrictions on the use of data derived from human or other tissue samples. If our access to or use of human tissue samples, or our customers' use of data derived from such samples, is restricted, our business will suffer.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

    Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities issued by U.S. corporations. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short term investments in a variety of high-grade securities and with a variety of issuers, including corporate notes, commercial paper and money market funds. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

Part II.  Other Information

Item 1:  Legal Proceedings

    While we require our employees to disclose their prior inventions to us and not use or disclose to us proprietary information obtained from former employers, disputes concerning these prior inventions or proprietary information may arise. On January 6, 2000 we received, through our legal counsel, a request for information from the FBI pertaining to one of our recently hired employees related to his involvement in certain software development activities prior to his employment with us. On April 11, 2000, we received, through our legal counsel, a grand jury subpoena requiring the production of an expanded set of information and documents pertaining to the subject of the original request from the FBI. We are cooperating fully with the FBI and the grand jury. While we believe that we, as a company, are not currently the target of the investigation, we are unable at this time to predict the outcome of this investigation. The FBI investigation may result in publicity that could adversely affect our business and revenues.

Item 2:  Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

    On August 3, 2000, concurrent with our initial public offering, we sold to Agilent Technologies, Inc., or Agilent, 714,285 shares of our unregistered common stock at $14.00 per share, which generated cash proceeds of $10.0 million. In issuing these securities, we relied on Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering. Agilent represented to us that it was an accredited investor within the meaning of Rule 501 of Regulation D and was able to bear the financial risk of its investment. Agilent further represented that its intention to acquire the securities was for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities. We did not make any offer to sell the securities by means of any general solicitation or general advertising within the meaning of Rule 502 of Regulation D of the Securities Act. We intend to use the net proceeds from the private placement primarily for working capital and general corporate purposes.

    In the quarter ended June 30, 2000, we issued 43,873 shares of unregistered common stock to employees pursuant to the exercise of stock options under our 1997 Stock Option Plan. These options were exercised at a weighted average exercise price of $0.48 per share. The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act.

(d) Use of Proceeds from Sale of Registered Securities

    On August 3, 2000, we completed an initial public offering of our common stock pursuant to a registration statement on Form S-1, file number 333-32780 that was declared effective by the SEC on August 2, 2000. All 7,200,000 shares of common stock offered in the final prospectus, as well as an additional 1,080,000 shares of common stock subject to the underwriters' over-allotment option that was exercised on August 28, 2000, were sold at a price per share of $14.00. The managing underwriters of our offering were Lehman Brothers, Lazard Freres, Prudential Vector Healthcare and Fidelity Capital Markets. The aggregate gross proceeds of the shares offered and sold was $115,920,000. In connection with the offering, we paid an aggregate of $8,114,400 in underwriting discounts and commissions to the underwriters. In addition, the following table sets forth the other material expenses incurred in connection with the offering:

Amount Paid
Securities and Exhange Commission registration fee	$30,000
NASD filing fee	12,000
Nasdaq National Market listing fee	95,000
Printing and engraving expenses	350,000
Legal fees and expenses	600,000
Accounting fees and expenses	225,000
Blue Sky qualification fees and expenses	17,000
Travel fees and expenses	125,000
Miscellaneous fess and expenses	71,000

Total	$1,525,000

    After deducting the underwriting discounts and commissions and the offering expenses described above, we received net proceeds from our initial public offering of approximately $106.3 million. We are using the net proceeds raised in our initial public offering primarily for working capital and general corporate purposes.

    To date we have not used any of the proceeds from the offering, but we intend to use the proceeds from this offering as follows:

  •
  We intend to use the net proceeds of this offering for continued research and development, including expanding our informational genomics platform to include other data types and analysis tools. A significant portion of our current and planned research and development activities relate to the use of DNA microarrays. Pursuant to a supply agreement we entered into in May 2000 with Agilent, through the end of 2001 we are required to purchase at least $29.7 million of DNA microarrays, subject to certain conditions.

  •
  We also intend to increase our marketing and sales efforts to support our products and services, including the Rosetta Resolver System.

  •
  We will also use the net proceeds for working capital, reduction of debt incurred pursuant to equipment financing agreements, and other general corporate purposes and capital expenditures.

  •
  We may also use a portion of the proceeds for the acquisition of, or investment in companies, technologies, or assets that complement our business. However, we have no present understandings, commitments or agreements to enter into any potential acquisitions and investments.

    As a result, our management will have the broad discretion to allocate the net proceeds from this offering. Pending these uses, we will invest the net proceeds in short-term investment grade, interest-bearing instruments.

    Rosetta incurred approximately $560,000 in legal expenses from Venture Law Group in connection with the initial public offering of our common stock. Mr. William Ericson, one of the members of our Board of Directors, was an employee of Venture Law Group through April 8, 2000. Other than these payments to Venture Law Group, none of the net offering proceeds were paid, and none of the initial public offering expenses related to payments, directly or indirectly, to directors, officers or general partners of the Company or their associates, persons owing 10% or more of any class of our securities, or affiliates of the Company.

Item 4:  Submission of Matters to Vote of Security Holders

    By written consent dated as of June 20, 2000, Rosetta's stockholders approved the following items in an action by written consent:

  •
  the form of the post initial public offering Amended and Restated Certificate of Incorporation of Rosetta;

  •
  increase in the number of authorized common and preferred shares;

  •
  the adoption of the 2000 Stock Option Plan;

  •
  amendments to the 1997 Stock Plan;

  •
  the adoption of the 2000 Director Stock Option Plan;

  •
  the adoption of the 2000 Employee Stock Purchase Plan;

  •
  the conversion of all of Rosetta's outstanding convertible preferred stock into common stock upon the closing of Rosetta's initial public offering.

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Description
27.1	Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by Rosetta during the three months ended June 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of September, 2000.

ROSETTA INPHARMATICS, INC.
Date: September 13, 2000	By:	/s/ GREGORY SESSLER Gregory Sessler Chief Financial Officer

QuickLinks

Part I. Financial Information
  Item 1: Financial Statements
  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3: Quantitative and Qualitative Disclosures about Market Risk
Part II. Other Information
  Item 1: Legal Proceedings
  Item 2: Changes in Securities and Use of Proceeds
  Item 4: Submission of Matters to Vote of Security Holders
  Item 6: Exhibits and Reports on Form 8-K
SIGNATURES