Form 10-Q
period 2000-09-30
ROSETTA INPHARMATICS INC
filed 2000-10-26
CIK 1081935

 QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 000-30977

Rosetta Inpharmatics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-1770023 (I.R.S. Employer Identification Number)

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

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at September 30, 2000
Common Stock, $.001 par value	31,769,081

Page 1 of 28 Pages
Exhibit Index appears on Page 27

Rosetta Inpharmatics, Inc.
Index to Form 10-Q

Part I. Financial Information

Part II. Other Information

Part I.  Financial Information

Item 1:  Financial Statements

Rosetta Inpharmatics, Inc.

Consolidated Balance Sheets

	December 31, 1999	September 30, 2000
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$8,311,852	$118,209,873
Short-term investments	10,951,496	40,455,960
Accounts receivable	155,729	1,144,338
Interest receivable	32,045	703,777
Prepaid expenses and other current assets	254,898	1,978,222

Total current assets	19,706,020	162,492,170
Property and equipment, net	4,109,159	6,860,085
Intangible assets, net	10,497,709	16,194,808
Deposits and other assets	475,326	572,019

Total assets	$34,788,214	$186,119,082

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$1,112,680	$2,928,792
Accrued expenses	219,148	1,760,255
License fees payable	666,667	166,667
Deferred revenue	1,259,761	1,668,930
Current portion of capital lease obligation	209,333	200,391
Current portion of notes payable	787,388	833,218

Total current liabilities	4,254,977	7,558,253
Capital lease obligation, net of current portion	145,754	—
Notes payable, net of current portion	1,242,926	612,282
Deferred revenue	3,307,974	4,316,783

Total liabilities	8,951,631	12,487,318

Contingencies and commitments
Convertible preferred stock, par value $0.001; 18,000,000 and 5,000,000 shares authorized; 10,154,964 and no shares issued and outstanding (aggregate liquidation preference of $44,486,725 and $0)	41,431,806	—

Stockholders' equity (deficit)
Common stock, par value $0.001; 40,000,000 and 75,000,000 shares authorized; 5,182,382 and 31,769,081 shares issued and outstanding	5,183	31,769
Additional paid-in capital	16,024,708	238,372,237
Notes and interest receivable from stockholders	(58,200)	(1,748,269)
Deferred stock compensation	(2,255,640)	(7,774,287)
Accumulated deficit	(29,311,274)	(55,249,686)

Total stockholders' equity (deficit)	(15,595,223)	173,631,764

Total liabilities, convertible preferred stock, and stockholders' equity (deficit)	$34,788,214	$186,119,082

See accompanying notes.

Rosetta Inpharmatics, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	2000	1999	2000
Revenues
Collaboration agreements	$62,500	$2,987,880	$450,000	$4,906,993
Government grants	56,428	—	146,863	—

Total revenues	118,928	2,987,880	596,863	4,906,993

Operating expenses
Research and development (excludes stock-based compensation expense of $232,183, $990,015, $1,249,404, and $2,705,944, respectively)	2,537,156	6,989,073	7,735,850	14,665,765
Marketing, general and administrative (excludes stock-based compensation expense of $278,207, $1,148,874, $691,142, and $5,214,919, respectively)	2,097,246	3,981,054	4,905,888	11,097,009
Stock-based compensation	510,390	2,138,889	1,940,546	7,920,863

Total operating expenses	5,144,792	13,109,016	14,582,284	33,683,637

Loss from operations	(5,025,864)	(10,121,136)	(13,985,421)	(28,776,644)
Other income (expense)
Interest income	109,633	1,863,222	341,978	3,096,475
Interest expense	(72,766)	(56,027)	(212,477)	(190,632)
Other, net	19,217	(41,490)	70,826	(67,611)

Net loss	(4,969,780)	(8,355,431)	(13,785,094)	(25,938,412)
Deemed dividend upon issuance of Series E convertible preferred stock	—	—	—	(7,285,500)

Net loss attributable to common stockholders	$(4,969,780)	$(8,355,431)	$(13,785,094)	$(33,223,912)

Basic and diluted net loss per share	$(1.11)	$(0.40)	$(3.61)	$(3.05)

Weighted-average shares used in computing basic and diluted net loss per share	4,497,009	20,729,336	3,822,399	10,903,647

See accompanying notes.

Rosetta Inpharmatics, Inc.

Consolidated Statement of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(Unaudited)

	Convertible Preferred stock		Common stock
					Additional paid-in capital	Notes receivable from stockholders	Deferred stock compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balances, December 31, 1999	10,154,964	$41,431,806	5,182,382	$5,183	$16,024,708	$(58,200)	$(2,255,640)	$(29,311,274)
Series E preferred stock issued in March 2000 at $9.36 per share, net of issuance costs of $274,182	4,442,378	41,306,487	—	—	—	—	—	—
Common stock issued in connection with stock option exercises	—	—	1,334,979	1,335	549,789	—	—	—
Common stock issued in connection with stock option exercises for notes receivable	—	—	310,000	310	1,627,190	(1,627,500)	—	—
Interest accrued on notes receivable from stockholders	—	—	—	—	—	(62,569)	—	—
Common stock issued in connection with technology license	—	—	686,928	687	7,555,521	—	—	—
Deferred stock compensation related to grants of stock options	—	—	—	—	13,439,510	—	(13,439,510)	—
Amortization of deferred stock compensation	—	—	—	—	—	—	7,920,863	—
Common stock issued in August 2000 at $14.00 per share, net of issuance costs of $9,548,586	—	—	8,994,285	8,994	116,362,410	—	—	—
Exercise of warrants to purchase common and preferred stock	21,270	33,456	641,895	642	55,978	—	—	—
Conversion of preferred stock to common stock	(14,618,612)	(82,771,749)	14,618,612	14,618	82,757,131	—	—	—
Net loss	—	—	—	—	—	—	—	(25,938,412)

Balances, September 30, 2000	—	$—	31,769,081	$31,769	$238,372,237	$(1,748,269)	$(7,774,287)	$(55,249,686)

See accompanying notes.

Rosetta Inpharmatics, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	1999	2000
Cash flows from operating activities
Net loss	$(13,785,094)	$(25,938,412)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	720,660	1,396,549
Stock compensation	1,940,546	7,920,863
Loss on sale and write-off of property and equipment	77,210	88,005
Amortization of intangible assets	1,927,130	3,205,917
Investment amortization	(528)	(102,724)
Stock issued for licensed technology	407,000	—
Changes in operating assets and liabilities, net of effects of the 1999 purchase of Acacia
Accounts receivable	34,363	(988,609)
Interest receivable	(20,493)	(734,301)
Prepaid expenses and other assets	(162,278)	(1,632,265)
Accounts payable	919,531	1,816,112
Accrued expenses	90,934	795,159
Deferred revenue	(300,000)	1,417,978

Net cash used in operating activities	(8,151,019)	(12,755,728)

Cash flows from investing activities
Purchases of property and equipment	(1,531,507)	(4,256,980)
Capitalized software development costs	—	(288,612)
Purchase of licensing agreements	—	(1,000,000)
Purchases of short-term investments	(9,746,900)	(41,207,739)
Proceeds from sale and maturity of short-term investments	9,025,000	11,806,000
Proceeds from sale of property and equipment	—	21,500
Business acquisition expenses, net of cash acquired	(231,468)	—

Net cash used in investing activities	(2,484,875)	(34,925,831)

Cash flows from financing activities
Proceeds from notes payable	565,847	—
Payments on capital lease obligation	(108,138)	(154,696)
Payments on notes payable	(505,955)	(584,814)
Proceeds from issuance of preferred stock	8,890,638	41,339,943
Proceeds from issuance of common stock	211,556	116,979,147
Payments received on notes receivable from stockholders	1,212	—

Net cash provided by financing activities	9,055,160	157,579,580

Net increase (decrease) in cash and cash equivalents	(1,580,734)	109,898,021
Cash and cash equivalents, beginning of period	3,270,944	8,311,852

Cash and cash equivalents, end of period	$1,690,210	$118,209,873

Supplemental disclosure of cash flow information
Cash paid for interest	$212,477	$190,632

Common stock issued for notes receivable	$—	$1,627,500

Common stock issued for sub-licensing agreement	$—	$7,556,208

Conversion of preferred stock to common stock	$—	$82,771,749

See accompanying notes.

Rosetta Inpharmatics, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements of Rosetta Inpharmatics, Inc. ("Rosetta") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

    The following table presents the calculation of basic and diluted (unaudited) net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	2000	1999	2000
Net loss	$(4,969,780)	$(8,355,431)	$(13,785,094)	$(25,938,412)
Deemed dividend upon issuance of convertible preferred stock	—	—	—	(7,285,500)

Net loss attributable to common stockholders	$(4,969,780)	$(8,355,431)	$(13,785,094)	$(33,223,912)

Basic and diluted
Weighted-average shares of common stock used in computing basic and diluted net loss per share	4,497,009	20,729,336	3,822,399	10,903,647
Basic and diluted net loss per share	$(1.11)	$(0.40)	$(3.61)	$(3.05)

Antidilutive securities not included in diluted net loss per share calculation
Convertible preferred stock	7,869,250	—	7,869,250	—
Options to purchase common stock	2,198,066	2,386,409	2,198,066	2,386,409
Warrants to purchase common stock	891,636	33,339	891,636	33,339
Warrants to purchase Series A preferred stock	255,408	228,751	255,408	228,751
Warrants to purchase Series B preferred stock	134,596	134,596	134,596	134,596
Warrants to purchase Series C preferred stock	54,949	54,949	54,949	54,949
Warrants to purchase Series E preferred stock	—	26,709	—	26,709
Unvested shares of common stock subject to repurchase	552,475	763,079	552,475	763,079

	11,956,380	3,627,832	11,956,380	3,627,832

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

4.  Property and Equipment

    Property and equipment consisted of the following at:

	December 31, 1999	September 30, 2000
Computer equipment	$1,877,724	$3,466,042
Lab equipment	1,873,268	2,672,947
Technology development equipment	592,594	580,089
Office equipment, furniture and fixtures	293,795	708,123
Leasehold improvements	833,266	2,111,244

	5,470,647	9,538,445
Less: Accumulated depreciation and amortization	(1,361,488)	(2,678,360)

	$4,109,159	$6,860,085

5.  Prepaid Expenses and Other Assets

    Prepaid expenses and other assets consisted of the following at:

	December 31, 1999	September 30, 2000
Prepaid expenses	$216,148	$1,095,911
Inventory	—	512,608
Capitalized software, net	—	187,752
Other current assets	38,750	181,951

	$254,898	$1,978,222

6.  Intangible Assets

    Intangible assets consisted of the following at:

	December 31, 1999	September 30, 2000
Purchased technology	$9,443,000	$9,443,000
Licensing agreements	500,000	8,802,156
Goodwill	1,970,515	1,970,514
Assembled workforce	1,298,571	1,298,571
Trademarks and trade names	40,000	40,000

	13,252,086	21,554,241
Less: Accumulated amortization	(2,754,377)	(5,359,433)

	$10,497,709	$16,194,808

7.  Deferred Stock Compensation

    Subsequent to December 31, 1999, Rosetta granted options to purchase 2,053,950 shares of common stock with a weighted-average exercise price of $5.39 per share and recorded deferred compensation of approximately $12.8 million.

8.  Stockholders' Equity

    On August 3, 2000, Rosetta completed an initial public offering of its common stock pursuant to a registration statement on Form S-1 that was declared effective by the SEC on August 2, 2000. All 7,200,000 shares of common stock offered in the final prospectus, as well as an additional 1,080,000 shares of common stock subject to the underwriters' over-allotment option that was exercised on August 28, 2000, were sold at a price per share of $14.00. The aggregate gross proceeds of the shares offered and sold was $115,920,000. Expenses related to the offering, including underwriters discounts and commissions of $8,114,400, were $9,548,586.

    Concurrent with the closing of the initial public offering, Rosetta sold to Agilent Technologies, Inc., or Agilent, 714,285 shares of its unregistered common stock at $14.00 per share, which generated cash proceeds of $10.0 million.

    Concurrent with the closing of the initial public offering, the Board of Directors increased the number of authorized shares of common stock from 40,000,000 to 75,000,000 shares and also decreased the number of authorized shares of preferred stock from 18,000,000 to 5,000,000 shares.

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

Overview

    We are a leader in the emerging field of informational genomics. Our technology platform consists of the Rosetta Resolver™ Expression Data Analysis System ("Rosetta Resolver System"), our FlexJet™ DNA microarrays and our coherent data sets of information generated from DNA microarrays. We generate revenue by providing our technologies both as separate components or as integrated informational genomics systems to pharmaceutical, biotechnology, and agricultural customers. From our inception in December 1996 through September 30, 2000, our operating activities were primarily devoted to research and development of technologies for our informational genomics platform, including the development of the Rosetta Resolver System, acquiring assets, recruiting personnel, business development and raising capital.

    In June 2000, we commercially released the Rosetta Resolver System, an enterprise-wide, bioinformatics solution for deciphering the increasing amount of gene-expression data being generated due to the recent advancements in genomics. The Rosetta Resolver System represents a major component of Rosetta's flexible gene-expression analysis platform.

    In October 1999, we entered into a strategic collaboration with Agilent Technologies, Inc. ("Agilent"). We agreed to exclusively partner with Agilent to make and sell products and services in the gene expression field including DNA microarrays, DNA microarray design services, gene expression data analysis systems, and other products. Agilent purchased 2,285,714 shares of our Series D preferred stock. In August 2000, we sold Agilent 714,285 shares of common stock at $14.00 per share in a private placement that closed concurrently with our initial public offering. Under the collaboration agreement, we co-market the Rosetta Resolver System with Agilent on an exclusive basis and share revenues for the Rosetta Resolver System sales and DNA microarray design services. During 2000, we have installed commercial versions of the Rosetta Resolver System at the facilities of our customers, DuPont Pharmaceuticals Company, Harvard University's Center for Genomics Research, Amgen Inc., and Merck & Co., Inc. In addition, we recently received a purchase order from Glaxo Wellcome plc for a commercial sale of the Rosetta Resolver System.

    Agilent also has the exclusive right to market and sell DNA microarrays manufactured using our inkjet and related DNA microarray design technology in exchange for royalty payments to us. All amounts previously paid as well as fixed amounts to be paid in connection with this agreement are being recognized as revenue ratably over the term of the agreement. In connection with this agreement, we have received payments of $6.2 million for research and development and for certain licensing rights as of September 30, 2000 of which $1.4 million was recorded as revenue through September 30, 2000 and $4.8 million was recorded as deferred revenue as of September 30, 2000. Agilent has agreed to pay us additional amounts in 2000 and 2001 for research and development activities.

    In May 2000, we entered into a supply agreement with Agilent pursuant to which Agilent will supply us with DNA microarrays. Through the end of 2001 we are required to purchase at least $29.7 million of DNA microarrays from Agilent, subject to certain conditions. Our purchase obligations under this agreement may be reduced or increased if we provide revised forecasts to Agilent or if the parties otherwise agree during semi-annual performance review meetings. In connection with this agreement, Agilent has agreed to pay Rosetta up to $3.0 million for the transfer of certain know how and technology related to Rosetta's inkjet technology. The agreement may be terminated at any time by mutual consent of the parties and either of the parties may terminate the agreement prior to the end of the three-year term upon material breach of the agreement or upon bankruptcy of the other party.

    Since our inception, we have incurred significant losses and as of September 30, 2000, we had an accumulated deficit of $55.2 million. Our losses have resulted principally from costs incurred in research and development, marketing, general and administrative costs associated with our operations, and non-cash stock based compensation expenses associated with stock options granted to employees and consultants prior to the closing of our initial public offering in August 2000. Operating expenses increased to $13.1 million in the three months ended September 30, 2000 compared to $5.1 million in the three months ended September 30, 1999. Operating expenses increased to $33.7 million for the nine months ended September 30, 2000 compared to $14.6 million for the nine months ended September 30, 1999. We expect to incur additional operating losses over at least the next several years as we continue to expand our research and product development efforts and infrastructure.

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

Stock-Based Compensation

    Stock-based compensation expense results from stock options granted to employees at exercise prices less than the fair market value of the common stock on the date of grant to employees, options granted to outside consultants for services, and for the sale of restricted stock to founders deemed to be non-employees. Through September 30, 2000, we have recorded total deferred stock-based compensation of $19.9 million of which $7.8 million remains unamortized as of September 30, 2000. Deferred stock-based compensation expense is being amortized to expense over the vesting periods of the underlying options, generally four years. Based on deferred stock-based compensation recorded as of September 30, 2000, we expect to record amortization for deferred stock-based compensation expense approximately as follows: $1.6 million for the remaining three months in 2000, $3.8 million in fiscal year 2001, $1.8 million in fiscal year 2002, $597,000 in fiscal year 2003 and $13,000 in fiscal year 2004. The amount of deferred compensation expected to be recorded in future periods may decrease if unvested options for which deferred stock-based compensation has been recorded are subsequently cancelled.

Results of Operations

  Three Months and Nine Months Ended September 30, 2000 and 1999

    Revenues.  Revenues increased to $3.0 million and $4.9 million in the three and nine months ended September 30, 2000 from $119,000 and $597,000 in the three and nine months ended September 30, 1999. The increases were primarily due to revenue received from Agilent related to the transfer of certain know how and technology related to Rosetta's inkjet technology and to a lesser extent from other collaboration agreements entered into in 2000.

    Research and development expenses.  Research and development expenses increased to $7.0 million and $14.7 million in the three and nine months ended September 30, 2000 from $2.5 million and $7.7 million in the three and nine months ended September 30, 1999. The increases were primarily due to increased payroll and personnel expenses, including recruitment and relocation expenses, increased usage of laboratory materials and supplies, the costs connected with the transfer of know how and technology related to Rosetta's inkjet technology, facility costs and depreciation of leasehold improvements and laboratory equipment. The number of research and development personnel was 121 at September 30, 2000 and 50 at September 30, 1999. Research and development expenses consisted of costs to develop DNA microarrays, develop and use proprietary technologies to analyze these arrays, build coherent data sets of expression profiles and develop the Rosetta Resolver System. We expect research and development expenses to increase significantly in the future to support the expansion of our research and development activities, to develop a high throughput expression profiling process and to fund our obligations under the supply agreement we entered into with Agilent in May 2000, under which we are required to purchase at least $29.7 million of DNA microarrays through the end of 2001.

    Marketing, general and administrative expenses.  Marketing, general and administrative expenses increased to $4.0 million and $11.1 million in the three and nine months ended September 30, 2000 from $2.1 million and $4.9 million in the three and nine months ended September 30, 1999. The increases were primarily due to increased payroll and personnel expenses, including recruitment and relocation expenses, legal fees associated with intellectual property issues, and business development activities. We expect marketing, general and administrative expenses to continue to increase in the future to support the marketing of our products, the expansion of our business activities and due to costs associated with operating as a public company. In addition, we entered into a license agreement from Oxford Gene Technology in March 2000 for which we recorded an asset of $8.8 million. The amortization of this asset resulted in increased amortization expense for the three months ended September 30, 2000 of $314,000 and will result in future amortization amounts of $314,000 for the remaining three months of 2000, and $1.3 million of expense per year thereafter for the estimated useful life of this license, seven years.

    Interest income.  Interest income increased to $1.9 million and $3.1 million in the three and nine months ended September 30, 2000 from $110,000 and $342,000 in the three and nine months ended September 30, 2000. The increases were primarily due to higher average balances of cash and cash equivalents and short term investments for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999, as a result of the investment of the proceeds from the sale of Series D preferred stock in October 1999, and Series E preferred stock in March 2000, and the initial public offering of our common stock and private placement with Agilent in August of 2000.

    Deemed dividend upon issuance of convertible preferred stock.  We recorded a deemed dividend of $7.3 million in March 2000 upon the issuance of Series E convertible preferred stock. At the date of issuance, we believed the per share price of $9.36 represented the fair value of the preferred stock and was in excess of the fair value of our common stock. Subsequent to the commencement of our initial public offering process, we re-evaluated the fair value of our common stock as of March 2000 and determined it to be $11.00 per share. Accordingly, the incremental fair value is deemed to be the equivalent of a preferred stock dividend. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid in capital, without any effect on total stockholders' equity. The amount increased the loss allocable to common stockholders in the calculation of basic and diluted net loss per share for the nine months ended September 30, 2000.

Liquidity and Capital Resources

    From inception through September 30, 2000, we have funded our operations with the net proceeds of $106.4 million from our initial public offering, $89.2 million from private equity financings, $6.9 million from collaboration agreements, and $3.3 million from equipment financing arrangements. At September 30, 2000, cash and cash equivalents, and short-term investments totaled $158.7 million. Our cash reserves are held in a variety of short-term interest-bearing instruments including high-grade corporate bonds, commercial paper, and money market accounts.

    Cash used in operations in the nine months ended September 30, 2000 was $12.8 million compared to $8.2 million in the nine months ended September 30, 1999. Our net losses of $25.9 million and $13.8 million in the nine months ended September 30, 2000 and 1999, respectively, were partially offset by non-cash charges of $12.5 million and $4.6 million, respectively, related to deferred stock-based compensation, amortization, depreciation expense and amortization of intangible assets.

    Investing activities in the nine months ended September 30, 2000, other than changes in our short term investments, used $5.5 million due to expenditures on leasehold improvements, capital additions and expenditures pursuant to license agreements.

    Cash provided by financing activities was $157.6 million in the nine months ended September 30, 2000 compared to $9.1 million in the nine months ended September 30, 1999. Financing activities for the nine months ended September 30, 2000 included the sale of 8,280,000 shares of common stock in our initial public offering resulting in net proceeds of $106.4 million after deducting underwriters commissions and other offering expenses of approximately $9.6 million, the sale of 714,285 shares of common stock in a concurrent private placement with Agilent Technologies resulting in proceeds of $10.0 million, and the sale of 4,442,378 shares of Series E Preferred Stock to investors for net proceeds of $41.3 million. For the nine months ended September 30, 1999 we completed the sale of 2,019,452 shares of Series C convertible preferred stock for net proceeds of $8.9 million to investors.

    In connection with financing arrangements for the purchase of property and equipment entered into 1997 through 1999, we had $1.6 million in capitalized lease obligations and notes payable at September 30, 2000, of which $257,000 is due for the remainder of 2000. These obligations bear interest at a weighted average fixed rate of approximately 12.3%. In addition, at September 30, 2000, we had $375,000 available under a line of credit with a bank.

    Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products, and other factors. We expect to devote substantial capital resources to expand our research and development efforts, to expand marketing and sales efforts to support our products and services, and for other general corporate activities. In connection with our research and development efforts, in May 2000, we entered into a supply agreement with Agilent pursuant to which we are required to purchase at least $29.7 million of DNA microarrays through the end of 2001. Our purchase obligations under this agreement may be reduced or increased if we provide revised forecasts to Agilent or if the parties otherwise agree during semi-annual performance review meetings. We believe that our current cash balances, together with the net proceeds from the initial public offering of our common stock, the proceeds of the concurrent private placement to Agilent and revenue to be derived from our collaboration with Agilent, including revenue from the sales of the Rosetta Resolver System, will be sufficient to fund our operations at least through December 31, 2002. After this period, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all.

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

    In March 2000, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"), which provides clarification of Opinion 25 for certain issues such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We do not expect that the adoption of FIN 44 will result in material changes to our reported results of operations or financial position.

Risk Factors

We are at an early stage of development and may not succeed or become profitable.

    We commenced operations in December 1996, are at an early stage of development, and have a limited operating history. We have just begun to incorporate our technologies into commercialized products and our commercialization of them may not be successful. We have recently begun commercial sales of the Rosetta Resolver System. All commercial sales are subject to negotiation and execution of definitive agreements, and the execution of definitive agreements may not occur in a timely manner or at all. Agilent, our strategic partner, has recently begun commercial distribution of FlexJet™ DNA microarrays. The Rosetta Resolver System is currently being used by us internally and by a limited number of customers. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the need:

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

    Our expenses have significantly exceeded revenue in each of the years since our inception. We are uncertain when, if ever, we will become profitable. We have incurred operating losses since our inception and we had no revenue in 1997 and 1998 and only limited revenue in 1999 and in the first nine months of 2000 from collaborations and government grants. Our Rosetta Resolver System was introduced earlier this year and to date we have recorded no commercial revenue from sales of the system. As of September 30, 2000, we had an accumulated deficit of $55.2 million. We expect to continue to experience significant operating losses in the future as we continue our research and development efforts, further develop our products and services and expand our marketing and sales force in an effort to commercialize our products. The expansion of our operations will require substantial expenditures on our part for at least the next several years to support growth of the organization. In addition, we anticipate continued spending in research and development to remain a leader in our industry, as well as to meet our obligations under the supply agreement with Agilent. As a result, we expect to incur operating losses in the future and the value of our stock could decrease.

If our existing collaboration with Agilent fails or is terminated, our potential revenues and development funds would be significantly reduced.

    In our collaboration agreement with Agilent, we agreed to partner with Agilent to make and sell products in the gene expression field including the Rosetta Resolver System, microarrays, array design services and other products. As part of our agreement, Agilent has the co-exclusive right to sell the Rosetta Resolver System and to use our inkjet synthesizer and related chip design technology in exchange for royalty payments. We also rely on Agilent for significant financial and technical contributions in connection with the development of products covered by the agreement. Our ability to develop, manufacture, and market these products successfully depends significantly on Agilent's performance under this agreement. If Agilent experiences manufacturing or distribution difficulties, has difficulty obtaining or maintaining intellectual property rights, does not actively market the Rosetta Resolver System or does not otherwise perform its obligations under this agreement, our revenue derived from FlexJet™ DNA microarrays or the Rosetta Resolver System would be reduced and our business and financial condition would be harmed.

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

    Our strategy depends on selling our informational genomics products and services to pharmaceutical, biotechnology and agriculture companies. Historically, we have had very few customers and one commercial partner, Agilent, from which we have derived the majority of our revenue. If we were to lose any one of these customers or Agilent, our revenue would decrease substantially. Agilent accounted for 90% of the total revenues in the first nine months of 2000. Through our agreement with Agilent, recently we jointly introduced the Rosetta Resolver System commercially and have not recorded any revenue from the sale of this product on a commercial basis. We expect that we will continue to rely on a narrow base of customers and Agilent for the majority of our revenue for the foreseeable future. Although we are seeking to expand our customer base, these efforts may not be successful. Our sales and revenues would be adversely affected if Agilent or a significant customer were to discontinue or significantly reduce the use of products or services or if we fail to obtain additional customers.

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

  •
  the proprietary rights of third parties preclude us or our collaborative partners from marketing our products; or

  •
  potential customers fail to use our technology and instead rely on existing internal processes or technologies or alternative technologies.

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

    In order to protect or enforce our patent rights, we may become involved in patent litigation. These lawsuits would put our patents at risk of being invalidated or interpreted narrowly. We may also provoke third parties to assert claims against us. We may also participate in patent litigation to invalidate the patents of another. The outcome of any of these suits is uncertain. Any lawsuits regarding intellectual property could be expensive, take significant time, and divert management's attention from other business concerns.

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

Intense competition in the market could prevent us from increasing our revenues and achieving profitability or result in the obsolescence of our technology.

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

    Many of the organizations that compete with us have greater capital resources, more experienced research, development, sales, marketing, distribution and service staffs, superior facilities and manufacturing capabilities and a more established customer base. Our competitors are pursuing methods for using software and computers to assist in making the drug discovery process more efficient and less expensive which would compete with our products or render our products obsolete. Although we believe that currently we are the only company with an integrated technology platform that includes all of the components for an informational genomics solution, we expect to encounter intense competition from companies that currently offer only certain components, but which may offer all of the components in an integrated system in the future. We are also likely to encounter increased competition as we enter new markets.

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

    Our ability to obtain new customers for our technologies depends in significant part upon the perception that our products and services can help accelerate their drug discovery efforts. Our sales cycle and Agilent's sales cycle are likely to be lengthy because of the need to educate our potential customers and convince a variety of constituencies within such companies of the benefits of our technologies. In addition, each agreement involves the negotiation of unique terms. We and Agilent may be required to expend substantial funds and management effort with no assurance that an agreement will result.

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

    The Rosetta Resolver System was introduced earlier this year. To achieve successful commercialization of our products, we will need to increase our installation and customer support capabilities. If we cannot achieve the required level and quality of system installation and support, we may need to outsource such services or rely on licensing and other arrangements with third parties who possess sufficient service capabilities. This could reduce our gross margins and expose us to the risks inherent in relying on others. We may not be able to successfully outsource our installation or customer service functions or enter into licensing or other arrangements with these third parties, which could harm our sales and our revenues.

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

    The genetic screening of humans has raised ethical issues regarding the confidentiality and appropriate uses of the resulting information. Government authorities may regulate or prohibit the use of genetic testing to determine genetic predispositions to certain conditions. Additionally, the public may disfavor and reject the use of genetic testing. It is possible that the government authorities and the public may fail to distinguish between the genetic screening of humans and genomic and proteomic research. If this occurs, our products and the processes for which our products are used may be subject to government regulations intended to affect genetic screening. Further, if the public fails to distinguish between the two fields, it may pressure our customers to discontinue the research and development initiatives for which our products are used. If this occurs, the potential market for our products could be reduced, which could seriously harm our financial condition and results of operations.

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

Item 2:  Changes in Securities and Use of Proceeds

(c)  Recent Sales of Unregistered Securities

    On August 3, 2000, concurrent with our initial public offering, we sold to Agilent 714,285 shares of our unregistered common stock at $14.00 per share, which generated cash proceeds of $10.0 million. In issuing these securities, we relied on Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering. Agilent represented to us that it was an accredited investor within the meaning of Rule 501 of Regulation D and was able to bear the financial risk of its investment. Agilent further represented that its intention to acquire the securities was for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities. We did not make any offer to sell the securities by means of any general solicitation or general advertising within the meaning of Rule 502 of Regulation D of the Securities Act. We intend to use the net proceeds from the private placement primarily for working capital and general corporate purposes.

    In the quarter ended September 30, 2000, we issued 33,643 shares of unregistered common stock to employees pursuant to the exercise of stock options under our 1997 Stock Option Plan. These options were exercised at a weighted average exercise price of $0.54 per share. The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act.

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

Amount Paid
Securities and Exchange Commission registration fee	$30,000
NASD filing fee	12,000
Nasdaq National Market listing fee	95,000
Printing and engraving expenses	351,451
Legal fees and expenses	598,302
Accounting fees and expenses	249,384
Blue Sky qualification fees and expenses	17,000
Travel fees and miscellaneous expenses	81,049

Total	$1,434,186

    After deducting the underwriting discounts and commissions and the offering expenses described above, we received net proceeds from our initial public offering of approximately $106.4 million. We are using the net proceeds raised in our initial public offering primarily for working capital and general corporate purposes.

    As of September 30, 2000, we have used approximately $4.0 million of the proceeds from the offering, and we intend to use the remaining proceeds from the offering as follows:

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

  •
  We may also use a portion of the proceeds for the acquisition of, or investment in companies, technologies, or assets that complement our business. However, we have no present understandings, commitments or agreements to enter into any potential acquisitions.

    As a result, our management will have the broad discretion to allocate the net proceeds from the offering. Pending these uses, we have invested the net proceeds in short-term investment grade, interest-bearing instruments.

    Rosetta incurred approximately $580,000 in legal expenses from Venture Law Group in connection with the initial public offering of our common stock. Mr. William Ericson, one of the members of our Board of Directors, was an employee of Venture Law Group through April 8, 2000. Other than these payments to Venture Law Group, none of the net offering proceeds were paid, and none of the initial public offering expenses related to payments, directly or indirectly, to directors, officers or general partners of the Company or their associates, persons owing 10% or more of any class of our securities, or affiliates of the Company.

Item 6:  Exhibits and Reports on Form 8-K

     (a)  Exhibits

Number	Description
27.1	Financial Data Schedule

    (b)  Reports on Form 8-K

    No reports on Form 8-K were filed by Rosetta during the three months ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of October, 2000.

ROSETTA INPHARMATICS, INC.
Date: October 26, 2000	By:	/s/ GREGORY SESSLER Gregory Sessler Chief Financial Officer

QuickLinks

SIGNATURES