Form 10-K405
period 2000-12-31
ROSETTA INPHARMATICS INC
filed 2001-03-30
CIK 1081935

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 000-30977

Rosetta Inpharmatics, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1770023 (I.R.S. Employer Identification No.)

12040 115th Avenue NE, Kirkland, Washington 98034
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (425) 820-8900

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $0.001 per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $184.8 million as of March 12, 2001, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    There were 32,177,640 shares of the registrant's Common Stock issued and outstanding as of March 12, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2001.

PART I

Item 1. Business.

    This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined in Item 7 under the caption "Risk Factors" in this report. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

    Unless the context requires otherwise, references in this Report on Form 10-K to "Rosetta," the "Company," "we," "us" and "our" refer to Rosetta Inpharmatics, Inc.

    We were incorporated in Delaware in December 1996 as Rosetta Biosystems, Inc. In September 1997, we changed our name to Rosetta Inpharmatics, Inc.

    Rosetta, Rosetta Inpharmatics, Rosetta Resolver, FlexJet, Genecipher, Pathcipher, Leadcipher, Toxcipher and GEML are trademarks of Rosetta Inpharmatics, Inc. All other brand names or trademarks appearing herein are the property of their respective holders.

Overview Of Our Business

    We are a leader in the emerging field of informational genomics. Informational genomics involves acquiring, storing, and analyzing gene expression information gathered from throughout a cell to identify a majority of the medically important drug targets and gene functions. We combine the power of informatics and genomics to create a proprietary platform that accelerates and enhances the drug discovery process for pharmaceutical and biotechnology companies and improves agricultural products.

    Our informational genomics platform can accelerate drug discovery and healthcare research by converting the rapidly growing amount of expression profiling data into information critical to these processes. We provide a proprietary genomic expression profiling platform including hardware and software products that is designed to provide seamless solutions for efficient, cost-effective and powerful discovery programs. Our technology builds a critical mass of coherent gene expression data and provides a comprehensive description of a given drug compound's effect on all relevant targets within a cell simultaneously.

    Our technology platform consists of the Rosetta Resolver Expression Data Analysis System, high-throughput gene expression profiling utiltizing our FlexJet DNA microarray technology and coherent data sets of information generated from microarrays. We believe that our technology offers partners the potential of accelerated drug discovery, increased probability of successful outcome and lower overall costs of developing drugs. We generate revenue by providing our technologies as separate components sold as products either by ourselves or our partners or as an integrated platform as a part of research collaborations with pharmaceutical, biotechnology and agricultural customers. In October 1999, we entered into a seven-year strategic partnership with Agilent Technologies, Inc. ("Agilent") to co-market the Rosetta Resolver System and for Agilent to manufacture and sell DNA microarrays using Rosetta's inkjet technology. In November 2000, we entered into a three-year research collaboration with the Monsanto Company using our technology platform to develop and deliver a substantial body of gene expression information.

Background

    All living cells contain molecules of DNA. DNA molecules determine the inherited characteristics of all organisms. Each double helix DNA molecule contains two complementary strands comprised of four different types of nucleotide bases, commonly known as G, C, A and T. The order of these bases, called the DNA sequence, is used by the cell to make proteins, replicate itself and perform its specific role in the organism. Each G on one DNA strand pairs with a C on the complementary strand, and similarly each A pairs with a T. This pairing is the basis for many of the measurement technologies discussed below. The entire DNA content of an organism is called its genome.

    Genes, which are segments of DNA, contain a set of instructions for the cell to produce a specific protein. Each cell contains a full set of genes, but each cell type expresses only those genes necessary for its specific function. When genes are expressed, copies of the DNA sequence, called messenger RNA, are used to direct the manufacture of a protein. Cells use proteins to carry out their functions. For example, the insulin receptor protein on pancreatic cells is essential for the proper metabolism of sugar. For an individual to be healthy, the correct proteins must be produced at the right time in the appropriate amounts in the correct cells. DNA variations, along with effects of environment and infectious disease, can change the amount and function of a protein. Drugs are effective to the extent that they modify specific protein functions.

    Efforts to discover the order of the nucleotide bases in large segments of the human genome, known as sequencing, began in the mid-1980s when high throughput sequencing became available. The goal was to develop new medical treatments and diagnostics based on genetic information. In the early 1990s, governments and foundations sponsored an intensification of these efforts, which came to be known as the Human Genome Project. According to the Human Genome Project, the overall public sector expenditure on the Human Genome Project is expected to total approximately $2 billion by 2001. In parallel with the public sector effort, a large private sector effort emerged in the mid 1990s. The results of the public and private sequencing efforts were published in scientific journals in 2001. However, the vast amount of sequence information produced cannot be directly used for the development of medical applications without a more sophisticated understanding of gene function.

    As the sequencing of the human genome is completed, researchers are increasingly focusing their efforts on interpreting this broad base of sequence information. This will result in a better understanding of the roles genes and proteins play in biochemical pathways and the mechanisms of disease. These advances in genomics have generated high expectations that the drug discovery process may be transformed through rapid and efficient discovery of new drug targets in model organisms and human cells. Drug targets are proteins within each cell that are potentially responsive to drug therapies. When these targets are identified, researchers test many compounds against them and, based on the reaction of the target to the compound, attempt to determine if a potential drug candidate is likely to be successful.

    Genomics has given rise to a variety of methodologies that are now being used to discover new targets and therapeutic approaches. For example, the discovery of new targets is often facilitated by comparing the DNA sequence of the potential target with that of known targets. This approach may also be used to identify which molecular target in humans is likely to be analogous to a target previously identified in an animal model. Targets can also be identified by determining which genes are responsible for a given disease.

    Genomics has helped identify genetic variations which are a major component of nearly all diseases, including cancer, diabetes and cardiovascular disease. Disease risks can be identified by monitoring variations in responsible genes. This can be done by analyzing the change in a single nucleotide base, called a single nucleotide polymorphism. Although analysis of single nucleotide polymorphisms may potentially help select which drug will be best for a given individual, this analysis requires large scale human studies to establish these useful associations. This makes it an expensive and difficult process that to date has been primarily used as a research tool.

    Much of the historical focus of genomic companies has been on generating large amounts of DNA sequence data. Without knowledge of a gene's function, however, DNA sequence data are insufficient to materially impact the drug development process. Associations between sequence and detailed cellular function are complex and still mostly unknown.

    Detailed measurements of the actual biological functioning of the cell at a molecular level are important to identify the best targets and illuminate mechanisms of disease. Recently, two approaches have been developed that attempt to address this need by monitoring changes in the levels of selected cellular components. The first approach, expression profiling, monitors the level of messenger RNA for each gene within a cell. The most promising expression profiling technologies allow the monitoring of tens of thousands of genes. This is made possible by arranging either unique DNA fragments, called cDNAs, or shorter single-stranded DNA pieces, called oligonucleotides, in a dense grid on a glass surface. This grid is known as a DNA microarray. Each cDNA or oligonucleotide in a microarray binds to the messenger RNA of a specific gene, thereby providing a report on that gene's expression level. The second approach, proteomics, monitors the level of protein expressed by each gene within a cell. Proteomics measurements most often are obtained by separating the mix of proteins in the cell by dragging them through a resistive substance, often a gel, with the result that proteins of different sizes and properties end up in different spots on the gel. To the extent that these spots can be separated and identified, current methods allow the monitoring of protein levels within a cell.

    Two approaches currently being used for determining the function of proteins include the use of model organisms and the use of a standard biochemical assay. Model organisms are those for which all or most of the genetic sequence of the organism's genome is known. Standard model organisms include yeast, flatworms and fruit flies. The use of model organisms for determining protein function in humans is based on the concept that genetic sequence and biochemical pathways and mechanisms are conserved or maintained through genes of similar or identical sequence across different organisms. The other approach, biochemical assays, involves the use of an assay that uses enzymes to determine the function of a protein.

Limitations And Deficiencies Of Current Approaches

    The availability of DNA sequence information and of genome-wide expression and proteomic measurements has created high expectations for improvements in drug discovery, healthcare and agriculture. However, these improvements are hampered by current limitations of the measurement technologies, and by a shortage of powerful integrated analysis tools that are capable of managing both large amounts and disparate types of data.

Neither DNA Sequences Nor Protein Levels Give Direct Clues To Cellular Function.

    Current DNA sequencing technologies, which provide information about the sequence of a gene, and proteomics technologies, which provide information about protein levels, give little direct insight into protein function. Consequently, this information is of minimal value in drug discovery and analyzing disease response. The high cost of existing DNA microarrays and the accuracy limitations of arrays and the measurement process generally discourage the widespread use of them to determine protein function.

    The use of model organisms to determine protein function in a target species such as humans has some of the same limitations as relying solely on gene sequence information. While some protein function is conserved or maintained across species, frequently functions are only loosely conserved or maintained across species. In addition, determining protein function by using model organisms or a standard biochemical assay is limited because these approaches can only analyze a single protein at a time.

Current Gene Expression Technologies Are Expensive And Of Limited Accuracy.

    A DNA microarray used in a gene expression microarray experiment typically costs from $800 to $2,000, depending on the type of array purchased. In addition, due to limited accuracy in the measurement process, subtle changes in gene expression are usually not detected. Although expression profiling can be used to monitor protein functions in the cell, large numbers of high-accuracy DNA microarray experiments are needed to accomplish this.

Current Gene Expression Analysis Tools And Approaches Are Inadequate.

    The increasing use of genomics and proteomics tools in the drug discovery process has generated tremendous quantities of data from disparate array platforms and experimental conditions. Current tools are inadequate for effectively analyzing these large volumes of disparate data. Cross-comparisons between experiments could be informative. However, these comparisons are hampered by a lack of consistency in the data and by a lack of informatics tools. Even when the data are of sufficient quality to support cross-comparisons, current approaches for analyzing gene expression data do not have the ability to report multiple protein functions. Thus, potentially valuable information on drug toxicity, therapeutic targets and disease mechanisms, as well as on individual human differences, is wasted.

Our Solution

    Our proprietary technologies overcome many of the limitations of other current technologies by providing an integrated system of informatics tools, DNA microarrays and gene expression profile data sets that rapidly and accurately determine protein function simultaneously across the entire cell. Our platform technologies enable pharmaceutical, biotechnology and agricultural companies to convert large volumes of data from disparate sources into information that can accelerate and enhance their discovery process. We believe our solution is critical to solving fundamental inefficiencies in drug discovery, improving the quality of lead compounds and providing an early indication of potential side effects. Our solution includes the following:

Integrated, Enterprise-Level Software System.

    The Rosetta Resolver Expression Data Analysis System is an enterprise-level software product enabling organizations to securely assemble, store in a single database and analyze gene expression data from multiple experiments generated from the most commonly used expression profiling technologies. Customers use the Rosetta Resolver System as a stand-alone informatics tool to streamline their independent drug discovery efforts. The Rosetta Resolver System can also be used by our collaborators to take advantage of the high quality and coherent data that we generate.

Highly Sensitive And Cost-Effective Genome Wide Sensors.

    We have developed a flexible DNA microarray platform, our FlexJet DNA microarray, based on inkjet printing technology. Our FlexJet DNA microarrays allow us to simultaneously monitor small changes in the expression levels of thousands of genes. These measurements reveal changes in protein functions more reliably than direct measurements of protein levels. We believe our FlexJet DNA microarrays are more cost-effective than traditional oligonucleotide microarrays and can be customized for individual customer needs more quickly than competing technologies. DNA microarrays employing Rosetta's inkjet technology are available from Agilent Technologies.

Coherent Data Sets Create More Valuable Information.

    Using our experience from completing tens of thousands of array experiments and several different expression technology platforms, we have developed standardized protocols and processes to ensure that expression profiling data reflect departures from a known biological reference. Our approach allows meaningful comparisons to be made among many disparate expression experiments. This enables us and our collaborators to discover medically important cellular pathways, identify useful disease subclassifications, predict unexpected drug toxicities and interactions and to develop other high value information products. Because the number of possible intercomparisons grows much faster than the number of experiments, the value of information generated by our platform grows more rapidly than the amount of data analyzed. This is a fundamental strength of informational genomics.

Integrated Platform For Drug Discovery.

    Components of our informational genomics system can be used individually or as an integrated platform. The integration of the Rosetta Resolver System, FlexJet DNA microarrays and coherent data sets is designed to provide seamless solutions for efficient, cost-effective and powerful drug discovery.

Technology Platform—Products And Services

    Our technology platform consists of the Rosetta Resolver Expression Data Analysis System, high-throughput gene expression profiling utilizing our FlexJet DNA microarray technology and coherent data sets of information generated from microarrays. We offer our technologies as individual components sold as products either by ourselves or our partners or as an integrated platform as part of research collaborations intended to accelerate and improve the drug discovery process.

Rosetta Resolver Expression Data Analysis System.

    The Rosetta Resolver System is an integrated, enterprise-wide solution for storing, retrieving and analyzing large quantities of gene expression data generated using cDNA microarrays, oligonucleotide microarrays and other technologies. Its architecture supports the concurrent analysis and comparison of tens of thousands of expression profiling experiments and is designed to accommodate the increasing diversity of data types and analysis algorithms.

    The Rosetta Resolver System enables users to securely assemble, store in a single database and analyze gene expression data from multiple expression technology platforms. The product's flexible interfaces allow users to add, edit and maintain cell type, RNA and experiment annotations, and to collaborate and share information with other users. The Rosetta Resolver System provides tools to find and analyze expression profiling information quickly and efficiently through custom database queries. Users of the Rosetta Resolver System can instantly link to expression profile databases and other databases on corporate intranets or the Internet.

    The Rosetta Resolver System's proprietary architecture and seamless integration of software and hardware allow users to rapidly conduct sophisticated matching of expression profile patterns, known as pattern matching, on very large data sets. The Rosetta Resolver System's architecture and analysis features were initially developed to meet the needs of our internal research and development environment, which represented a realistic high-throughput enterprise context. To date, our scientists have performed and analyzed tens of thousands of array experiments, and interact with our molecular biologists, laboratory technicians and applied mathematicians on product development efforts. Our combined experience together with our interactive approach has resulted in design decisions and algorithm choices that enable quick delivery of the most relevant analysis results.

    The advantages of the Rosetta Resolver System include:

  •
  data compatibility across microarray platforms;

  •
  rapid access to large data sets for clustering and pattern matching applications;

  •
  fast visualization tools to view and draw assumptions about large data sets;

  •
  similarity searches based on our proprietary understanding of the most biologically meaningful criteria; and

  •
  administrator controlled storage and retrieval of organization-wide data.

    We offer professional bioinformatics services to integrate the Rosetta Resolver System with our customers' unique enterprise resources, to produce state-of-art expression profile data, and to develop special analysis software for their research needs. The Rosetta Resolver System is jointly marketed by Agilent and us and is being sold by Agilent pursuant to our collaboration agreement.

High-Throughput Gene Expression Profiling.

    In 2000, we opened a 14,000 square foot, high-throughput production facility which has been designed to perform up to 100,000 microarray experiments annually. This facility leverages our biological expertise, including experimental design, informatics expertise in data mining, and proprietary coherent data sets, by industrializing gene expression profiling. Gene expression profiling is a key component of our performance obligations under our collaboration agreements. A significant element of our gene expression profiling capability is our proprietary Flexjet DNA microarray technology.

    FlexJet DNA microarrays consist of different DNA sequences built up at tens of thousands of different positions on glass slides using a modified inkjet printer head to deliver the individual DNA building blocks G, C, A or T to the appropriate locations. This inkjet technology is fast, flexible, reproducible and economical and it can produce new array designs in a matter of hours, which is significantly faster than mask-based or spotter-based array technologies. Flexjet DNA microarrays use oligonucleotides synthesized directly on glass slides.

    Prior to synthesizing our FlexJet DNA microarrays, we perform extensive calculations to determine the possible interactions between DNA sequences in the genome to choose the oligonucleotide probes that will report the desired genes and no others. This process, coupled with the high accuracy with which the oligonucleotide sequences are synthesized, allows sensitive and specific gene expression reporting using only a single reporter feature per gene. This, in turn, allows more than 25,000 genes to be monitored using a single microscope slide.

    The flexibility of the inkjet approach is an attractive feature for applications in which a large number of different array designs are needed, or where the microarray design needs to change quickly in response to new information. The benefits of this flexibility include:

  •
  the ability to update microarray designs in response to ongoing human sequencing efforts;

  •
  looking for alternative forms of genes in different tissues under different conditions;

  •
  microarrays for newly sequenced organisms; and

  •
  microarrays for focused subsets of genes.

    We use our proprietary oligonucleotide sequence design methods to generate FlexJet DNA microarrays for use in our high-throughput gene expression profiling facility to generate data for our collaborative relationships and for use in our own internal research. In addition, we have exclusively licensed to Agilent the rights to manufacture, sell and distribute DNA microarrays, manufactured using our inkjet synthesizer and related microarray design technologies, to third parties. Agilent has agreed to pay us royalties on the DNA microarrays that they sell. We also offer our microarray design services to customers of Agilent-manufactured arrays.

Coherent Data Sets And Reference Libraries.

    We build coherent sets of data generated from DNA microarrays that represent the responses of cells to different genetic and disease states and to drug treatments. These data sets provide detailed references against which other expression measurements, either generated by us or by our collaborators or customers, can be compared. Using our extensive experience, we have developed experiment protocols, process controls and analysis techniques that allow the sharing of data between experiments. This coherence requirement is a key aspect of our reference library approach. Data that have not been derived using this rigorous approach are much less valuable.

    The following useful information may be derived from our coherent data sets:

  •
  characteristics of drug candidates, including toxicity;

  •
  compounds with novel mechanisms of action;

  •
  functions of newly sequenced genes;

  •
  gene reporters that can monitor pathways to enable construction of high throughput screens; and

  •
  interpretation of genetic traits in terms of individual biochemical disturbances.

Integrated Professional Services.

    We combine our informational genomics tools together with our consulting services to provide enhanced value to selected customers. These services include customization of the Rosetta Resolver System, customized FlexJet DNA microarrays and creation of highly accurate and coherent data sets. The integration of our unique tools and expertise presents significant capabilities to customers desiring the power of informational genomics technologies.

Research Collaborations.

    We offer our technology as an integrated platform in collaborations with pharmaceutical, biotechnology, and agricultural companies. Under collaboration agreements, companies that partner with Rosetta gain access to our biological expertise including experimental design, informatics expertise in data mining, and proprietary coherent data sets. In addition, collaborators benefit from the use of Rosetta's high-throughput gene expression profiling facility. We believe that our technology offers our collaborative partners the potential of accelerated drug discovery, increased probability of successful outcome and lower overall costs of developing drugs.

Strategy

    Our goal is to be the leader in informational genomics by providing the standard platform for gene expression data integration. By providing this standard platform, we hope to increase demand for each of our component technologies. The specific elements of our strategy are to:

Become the Standard Informational Genomics Approach.

    We intend to establish the Rosetta Resolver System as the preferred enterprise-level software and database platform for gene expression data storage and analysis. The Rosetta Resolver System can accept most major types of expression data and has advanced capabilities for analyzing and managing large data sets. In addition, DNA microarrays which employ Rosetta's inkjet technology and are currently sold and distributed by Agilent, and used in our high throughput gene expression facility, enable the creation of coherent data sets, which we believe will drive the demand for our array technology and informatics platform.

Develop Multiple Revenue Sources.

    We seek to establish an installed base of the Rosetta Resolver Systems in order to generate license fees, maintenance and support payments, and opportunities for professional services. The Rosetta Resolver System is jointly marketed by Agilent and us. While customers can gain access to FlexJet DNA microarray technologies through research collaborations with us, customers can purchase DNA microarrays directly from Agilent and we will receive royalty payments on these sales.

Establish High Value Collaborations Using Our Gene Expression Tools.

    We intend to continue to enter into gene expression collaborations with top-tier pharmaceutical, biotechnology, and agricultural companies as well as leading academic centers of excellence whereby we provide high value information products derived through the use of our gene expression tools and coherent data sets in collaborations. We anticipate that these collaborations may also provide us with a mix of technology license fees, research funding, milestone payments and royalties or profit-sharing income from commercialization of products resulting from the collaborations. In addition, these collaborations will validate the power of our gene expression tools. In addition, we anticipate these collaborations may result in sales of the Rosetta Resolver System and royalties from Agilent sales of DNA microarrays which use Rosetta's inkjet technology.

Expand Our Informational Genomics Platform.

    We intend to expand our informational genomics platform to include other data types and analysis tools. For example, linking gene expression profiling data with clinical data can greatly enhance our ability to identify genes imparting risks for specific diseases. We expect our current development work in this area to result in analysis methods that may reduce the number of patients required to identify disease-causing genes, thereby providing us and our collaborators with significant advantages in this area.

Sales And Marketing

    The Rosetta Resolver System is jointly marketed by Agilent and us and is being sold by Agilent pursuant to our collaboration agreement. From the commercial launch of the Rosetta Resolver System in June 2000 through December 31, 2000, we have had commercial sales to DuPont Pharmaceuticals Company, Harvard University's Center for Genomics Research, Amgen Inc., Merck & Co., Inc., Glaxo Wellcome plc, Paradigm Genetics, Inc., and Immunex Corporation. In addition, we received a purchase order from the University of Washington for a commercial sale of the Rosetta Resolver System.

    Agilent is also responsible for selling and marketing DNA microarrays manufactured using Rosetta's inkjet technology for which Rosetta receives royalty revenues from such sales. As of December 31, 2000, we have not received any royalties from Agilent. Agilent's direct sales force has a strong worldwide presence among our targeted customer base. Additionally, we anticipate that sales of our informational genomics tools will stimulate demand for our collaborations. Our collaborations are established by our internal business development group and all revenues earned by us from our collaborations are retained by us. In 2000, revenue from Agilent accounted for 49% of our total revenues.

Strategic Collaboration And Supply Agreement

Agilent Technologies Inc.

    In October 1999, we entered into a seven-year strategic collaboration with Agilent. We agreed to partner exclusively with Agilent to make and sell products in the gene expression field including the Rosetta Resolver System, DNA microarrays manufactured using Rosetta's inkjet technology, array design services and certain other products. Under the agreement, we agreed to conduct specific research and development activities related to our technologies for which Agilent is obligated to provide funding. In connection with this agreement, to date we have received payments of approximately $7.4 million for research and development and for certain licensing rights. Agilent has also agreed to pay us an additional $1.4 million in 2001 and $800,000 in 2002 for research and development activities.

    Our relationship with Agilent provides us with the scale and expertise of a leading technology company to commercialize our inkjet array technology and the sales and marketing resources to market the Rosetta Resolver System. Agilent has integrated our inkjet technology for manufacturing DNA microarrays with their previously developed inkjet technology. Agilent announced the first volume shipments of DNA microarrays in September 2000 and announced the opening of a 15,000 square foot facility for the production of DNA microarrays in January 2001.

    Under the agreement, Agilent has the exclusive right to market and sell DNA microarrays manufactured using our inkjet synthesizer and related microarray design technology, in exchange for royalty payments. Agilent also has the co-exclusive right with us to market and sell the Rosetta Resolver System. Agilent shares revenues with us for Rosetta Resolver System sales and microarray design services.

    Our agreement with Agilent further contemplates that we will provide certain services related to the customized design of microarrays to customers. Revenue received in connection with these services and royalties received in connection with the sales of arrays will be shared by Agilent and us. As part of this relationship, Agilent has agreed to sell DNA microarrays to us at a discount and we anticipate that Agilent will be the primary supplier of such arrays for our internal use. We will not receive royalties on DNA microarrays that we purchase from Agilent.

    In this relationship, we primarily focus on developing the Rosetta Resolver System and our microarray design services, including the capability to select oligonucleotides that are used on DNA microarrays manufactured using Rosetta's inkjet technology. Agilent primarily focuses on manufacturing and distribution of DNA microarrays manufactured using Rosetta's inkjet technology, development of other instruments and overall system integration. The agreement provides that a party's consent must be obtained before the other party may introduce a product that could compete with products that are covered by the collaboration.

    The Agilent agreement has a seven-year term and expires in October 2006 unless extended by mutual agreement of the parties. At the end of this period, we will retain the right to purchase DNA microarrays from Agilent at a discounted price and Agilent will retain the right to sell DNA microarrays manufactured using our inkjet technology. If the agreement were terminated by Agilent as a result of a breach of contract by us, Agilent would retain the right to sell, and we will receive a royalty on, DNA microarrays sold by Agilent that are manufactured using our technology. In addition, Agilent will retain the right to be a value added reseller of the Rosetta Resolver System.

    Our collaboration agreement with Agilent may be terminated early by Agilent under certain circumstances, including the breach of exclusivity and confidentiality by us. In the event of an early termination of this agreement, we will still receive royalties from DNA microarrays using our technology that are sold by Agilent. However, the royalty rate is adjusted depending upon which party terminates the agreement. Upon an early termination of this agreement, we retain rights to the Rosetta Resolver System.

    In addition, in October 1999 Agilent purchased 2,285,714 shares of our Series D preferred stock at a per share price of $5.25. We also exercised our right to sell Agilent an additional $10.0 million of our common stock concurrent with the closing of our initial public offering. As a result, Agilent purchased

714,285 shares of our common stock, at the initial offering price of $14.00 per share, in a private placement concurrent with the closing of our initial public offering.

    Pursuant to the Series D Preferred Stock Purchase Agreement dated October 1, 1999, Agilent has a right to be notified in the event that either (i) the Company commences discussions with a third party with respect to a transaction that would result in a change in control of the Company or (ii) the Company receives a proposal with respect to such a transaction. If the Company commences such discussions, the Company may not enter into any definitive agreement with the third party until at least thirty days after the delivery of the notice to Agilent. If the Company receives a proposal from a third party, the Company may not enter into any definitive agreement with the third party until the earlier of ten days after the delivery of notice of the proposal or (if applicable) the expiration of the thirty day period referred to above. These rights expire on August 8, 2002.

    In May 2000, we entered into a supply agreement with Agilent that obligates us to purchase, and Agilent to supply, DNA microarrays. The agreement has a three year term and may be extended for additional one-year periods. Rosetta's current purchase forecast for DNA microarrays during 2001 is approximately $14.7 million. Our purchase obligations under this agreement may be reduced or increased if we provide revised forecasts to Agilent or if the parties otherwise agree during semi-annual performance review meetings. In connection with this agreement, in 2000 Agilent paid us $3.0 million for the transfer of know how and technology related to our inkjet technology. The agreement may be terminated at any time by mutual consent of the parties and either of us may terminate the agreement prior to the end of the three-year term upon material breach of the agreement or upon bankruptcy of the other party.

    Under the terms of our collaboration agreement and our supply agreement with Agilent, Agilent has agreed to indemnify us against claims, damages or other liabilities that may arise from an alleged infringement of any third party's intellectual property rights covering our use of certain products subject to the collaboration including the DNA microarrays supplied to us by Agilent. Pursuant to this obligation, Agilent may, among other remedies and at its sole option, elect to procure for us the right to continue to use the DNA microarrays causing the alleged infringement. If Agilent elects to pursue this remedy and is required to make additional royalty payments to third parties to procure such rights, these additional payments may be reflected in increased prices of the DNA microarrays sold to us by Agilent up to certain limitations.

    Under the terms of the collaboration agreement with Agilent, we have agreed to indemnify Agilent against certain claims, damages or other liabilities in connection with certain products designed by Rosetta. Under the terms of the supply agreement with Agilent, we have agreed to indemnify Agilent against certain claims, damages or other liabilities that may arise from our use or provision of services in connection with certain products provided by Agilent.

Customer Collaborations

Monsanto Company

    We entered into a pilot project agreement with Monsanto Company in February 2000 and in November 2000, we entered into a three-year collaboration agreement. Under the terms of the collaboration agreement, Monsanto has committed to pay Rosetta $15 million over a three-year period for the delivery of a substantial body of gene expression information. In addition, Rosetta has the potential to receive future payments including royalties associated with the development of commercial products that incorporate discoveries from the collaboration. The collaboration agreement also provides that Monsanto assign to us all of their right, title and interest in and to algorithms and other analytical techniques and methods, including methods of generating, storing, retrieving and analyzing data developed by them during the course of carrying out the collaboration. We agreed to assign to Monsanto DNA information developed by us from DNA sequence information, RNA and tissue samples provided to us by Monsanto. The collaboration agreement may be terminated prior to its stated expiration date by either party if the other party breaches a material term of the agreement and fails to cure the breach within a specified time, or if either party becomes bankrupt or insolvent. To date, we have received $4.0 million from Monsanto in connection with this collaboration agreement.

Abbott Laboratories

    In July 2000, we entered into an agreement with Abbott Laboratories to investigate the molecular basis of toxicity of a wide range of different compounds in animal and human liver model systems. The parties agreed to create a proprietary database for toxicology analysis by combining Rosetta's expertise in bioinformatics with Abbott's extensive capabilities in toxicological sciences. The application of these technologies will allow the rapid analysis of gene expression patterns with the goal of providing researchers with an efficient and cost-effective means to predict potential toxicity of drug candidates earlier in the drug development cycle than could be obtained using standard methods. Abbott and Rosetta will each fund their respective contributions. The agreement is scheduled to terminate on July 25, 2002, but may be terminated earlier by either party if the other party breaches a material term of the agreement and fails to cure the breach within a specified time.

Gemini Genomics

    In November 2000 we entered into a collaboration with Gemini Genomics to create a discovery partnership aimed at identifying and characterizing sets of genes associated with common human diseases. Through the combination of Gemini's expertise in human population genetics and our expertise in large-scale gene expression profiling, the companies hope to uncover those sets of genes responsible for certain important human diseases. Gemini and Rosetta will each fund their respective contributions and will jointly own intellectual property arising from this collaboration. The parties intend to commercialize the results by licensing the rights to third parties interested in the development of gene-based therapeutics and diagnostic products. The agreement was structured with an initial term of two years, however it may be extended or terminated earlier if both entities agree to such terms, or terminated earlier by either party if the other party breaches a material term of the agreement and fails to cure the breach within a specified time.

Competition

    Competition is intense among companies providing drug discovery and development tools and methods to our target markets. For some of our products, we face competition from biotechnology and bioinformatics companies, in-house bioinformatics efforts of pharmaceutical and agricultural companies, academic institutions and government agencies, both in the United States and abroad. We expect that the intensity of such competition will continue to increase.

    Competition for our market can be broken down into the following categories:

  •
  BIOINFORMATICS SOLUTIONS. Bioinformatics competitors fall into three groups: custom integrators, providers of desktop analysis tools, and providers of database software, and include GeneData AG, InforMax, Inc., Lion Bioscience AG, NetGenics, Inc., Silicon Genetics and Spotfire, Inc. Some competitors provide both desktop analysis tools and database software which provide many of the basic functions of the Rosetta Resolver System. Custom integrators are direct competitors for some aspects of our informatics consulting services.

  •
  EXPRESSION PROFILE PROGRAMS. Many potential pharmaceutical and biotechnology customers have in-house gene expression profiling efforts either in place or planned. These internal efforts may compete with our informational genomics products and services. External genomics competitors, including Celera Genomics Group, CuraGen Corporation, Gene

    Logic, Inc. and Incyte, many with greater financial resources than we have, are building gene expression databases.

  •
  ARRAY PROVIDERS. DNA microarrays that employ Rosetta's inkjet technology that are sold by Agilent will have competition from other commercial manufacturers of oligonucleotide microarrays and of cDNA microarrays, in particular Affymetrix. In addition, Motorola, Inc. and Corning Incorporated have announced their intent to manufacture and market microarrays. There also are providers of systems that enable the customer to make their own cDNA microarrays.

    Future competition will come from expanded offerings of existing competitors and other companies developing new technologies for drug discovery based on gene sequences, target gene identification, bioinformatics and related technologies. Many of our competitors have greater capital as well as research and development resources. In addition, many have a more established customer base and pre-existing relationships with our potential customers. Our future success will depend, in large part, on our ability to maintain a competitive position in the genomics and bioinformatics fields.

Intellectual Property And Proprietary Technology

    We rely on a combination of patent, trademark, copyright and trade secret laws to protect our proprietary technologies and products. We aggressively seek U.S. and international patent protection to further our business strategy and for major components of our technology platform, including elements of our array design, data analysis software and bioinformatics technologies, as well as methods relating to genes of interest and potential drug targets. We also rely upon trade secret protection for our confidential and proprietary information, and we enter into licenses to access external technologies we view as necessary to pursue our corporate goals.

    As of December 31, 2000, we owned three issued U.S. patents and 40 pending U.S. patent applications and corresponding international and foreign patent applications. In addition, we had exclusive rights to three issued U.S. patents and seven U.S. patent applications and corresponding international and foreign patent applications.

    In general, we apply for patent protection for methods and products relating to gene expression analysis technologies and relating to individual disease genes and targets we discover. These patent applications may include claims relating to novel uses for known genes or gene fragments identified through our discovery programs.

    With respect to proprietary know-how that is not patentable and where patent protection is not believed to be appropriate, we have chosen to rely on trade secret protection and confidentiality agreements to protect our interests. In addition, we have developed a proprietary data set that provides gene expression data and that is updated on an ongoing basis. We expect that some of the data contained within this data set will be the subject of patent applications, whereas other data will be maintained as proprietary trade secret information. We have taken security measures to protect our proprietary know-how, technologies and confidential data and continue to explore further methods of protection.

    We require all employees, consultants and collaborators to enter into confidentiality agreements, and all employees and most consultants enter into invention agreements with us. The confidentiality agreements generally provide that all confidential information developed or made known to the individual during the course of such relationship will be kept confidential and not disclosed to third parties, except in specified circumstances. The invention agreements generally provide that all inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by our competitors. Any of these events could adversely affect our competitive position in the marketplace.

    In the case of a strategic partnership or other collaborative arrangement which requires the sharing of data, our policy is to disclose to our partner only such data as are relevant to the partnership or arrangement, under controlled circumstances and only during the contractual term of the strategic partnership or collaborative arrangement, subject to a duty of confidentiality on the part of our partner or collaborator. Disputes may arise as to the inventorship and corresponding rights in know-how and inventions resulting from research by us and our corporate partners, licensors, scientific collaborators and consultants. There can be no assurance that we will be able to maintain our proprietary position, or that third parties will not circumvent any proprietary protection we have. Our failure to maintain exclusive or other rights to such technologies could have a material adverse effect on our competitive position.

    We are a party to various license agreements which give us rights to use technologies in our research, development and commercialization activities. One of these license agreements is with Affymetrix, a company that possesses a substantial intellectual property position in the area of oligonucleotide array fabrication and use. This agreement permits us to make and use DNA microarrays for our internal use. We have also sublicensed rights under patents related to the fabrication and use of DNA microarrays from Oxford Gene Technology.

    To continue developing and commercializing our current and future products, we may license intellectual property from commercial or academic entities to obtain the rights to technology that is required for our discovery, research, development and commercialization activities.

    The biotechnology industry, including companies using DNA microarrays, has experienced significant litigation over alleged infringement of various patents.

    In anticipation of the commercial distribution of our products and services, we have filed a number of trademark applications.

Technology Licenses

    Where consistent with our strategy, we seek to obtain technologies that complement and expand our existing technology base. We have licensed and will continue to license product and marketing rights from selected research and academic institutions, as well as other organizations. Under these license agreements, we generally seek to obtain unrestricted sublicense rights. We are generally obligated under these agreements to pursue product development, make development milestone payments and pay royalties on any product sales. In addition to license agreements, we seek relationships with other entities which may benefit us and support our business goals. For the year ended December 31, 2000, we paid an aggregate of approximately $2.1 million in annual royalties pursuant to the license agreements described below. We expect to pay at least $2.0 million in annual royalties pursuant to the license agreements described below in 2001, a majority of which we expect to pay to Affymetrix.

Affymetrix, Inc.

    In November 1998, we entered into a three-year internal use license agreement with Affymetrix, which is renewable on an annual basis by agreement of the parties. Under the license agreement, Affymetrix granted us a nonexclusive, nontransferable, nonsublicensable, worldwide license to certain patents related to the fabrication and use of nucleic acid arrays. We paid an up-front license fee of $10,000 upon execution of the license agreement and pay an annual usage royalty. Affymetrix licensed to us rights under its patents to mechanically fabricate arrays and to internally use those arrays for analyzing expressed messenger RNA in cells for commercial research use.

    The agreement has a term of three years and automatically renews for successive one year periods unless earlier terminated by either party. The agreement may be terminated by either party if the other party breaches a material term of the agreement and fails to cure the breach within a specified time. If this agreement is terminated and we were to lose the right to make arrays for our own use, or if we find that the arrays we make are insufficient for our purposes, we would seek to acquire arrays from Affymetrix or another source.

Fred Hutchinson Cancer Research Center

    In December 1997, we entered into a license agreement with the Fred Hutchinson Cancer Research Center. Under the agreement, the Hutchinson Center granted us an exclusive, worldwide, sublicensable license to certain drug screening technology. The license is subject to the rights of certain U.S. governmental agencies and a grant-back to the Hutchinson Center for non-commercial research purposes. Upon execution of the license agreement we issued 352,000 shares of our common stock to the Hutchinson Center. In addition, we are obligated under the agreement to pay the Hutchinson Center $50,000 per year upon issuance of the first U.S. patent containing claims covering the licensed technology.

    This agreement has a term of the longer of 20 years or the expiration of the last to expire of the patent rights covered by the agreement. The Hutchinson Center may terminate the agreement upon 30 days' written notice if we fail to pay amounts due under the agreement. In addition, the agreement may be terminated by either party if the other party breaches a material term of the agreement and fails to cure the breach within a specified time. The agreement also terminates automatically upon bankruptcy of either party, and may be terminated for any reason by us upon notice to the Hutchinson Center.

Oxford Gene Technology IP Limited

    In March 2000, we entered into a License Agreement with Oxford Gene Technology IP Limited. Under the agreement, Oxford Gene Technology granted us a nonexclusive, worldwide sublicense to patents related to the fabrication and use of DNA microarrays for internal purposes. We issued 686,928 shares of our common stock to Oxford Gene Technology and paid $1.0 million under the agreement. We are also obligated to pay royalties to Oxford Gene Technology on sales of products and services covered by the patents licensed to us under the agreement.

    The license agreement terminates upon the expiration of the last to expire patent licensed under the agreement, which expiration dates vary patent by patent and which we do not expect to expire in the next two years. If we are in breach of the agreement or if we undergo a change in control of more than 50% of our equity securities, Oxford Gene Technology may terminate the agreement earlier. In addition, either party may terminate the licenses granted under the agreement in the event of bankruptcy of either party. If this agreement is terminated and we were to lose the right to make arrays for our own use, or if we find that the arrays we make are insufficient for our purposes, we would need to acquire arrays from third parties.

University Of California, Berkeley

    As part of our merger with Acacia Biosciences in February 1999, we assumed an agreement with the University of California. Under this agreement, we have an exclusive license to two issued U.S. patents, 5,569,588 and 5,777,888 (the '888 patent) and patent applications related to these patents. The '888 patent covers a fundamental analysis approach useful for gene expression analysis. Under the agreement, we are obligated to pay the University of California an annual minimum royalty and a percentage of revenues that we obtain from sublicensing this technology. As part of the initial license issue fee, Acacia paid the University of California $80,000 and 25,000 shares of its common stock.

    The agreement terminates upon the expiration of the last to expire patent licensed under the agreement, which expiration dates vary patent by patent and which we do not expect to expire in the next two years. The agreement may be terminated by the University of California earlier if we breach the agreement and fail to cure our breach within a specified time.

University Of Washington

    In September 1997, we entered into a license agreement with the University of Washington. The University of Washington granted us an exclusive, worldwide, sublicensable license to certain technology pertaining to inkjet synthesis of oligonucleotides. The license is subject to the rights of certain U.S. governmental agencies and a grant-back to the University of Washington for non-commercial research purposes. Upon execution of the license agreement we issued 90,000 shares of our common stock to the University of Washington. We are also obligated to make future periodic payments on the anniversary date of the agreement. In addition, we are obligated to make royalty payments on a quarterly basis on any product sales, subject to an annual minimum royalty. In addition to the common stock issued upon execution of the agreement, we issued 30,000 shares of our common stock because of the issuance of the first U.S. patent containing claims covering the licensed technology and the first commercial sale of a product incorporating the licensed technology.

    The agreement terminates in September 2017 or upon the expiration of the last to expire patent licensed under the agreement, whichever is later. The agreement may be earlier terminated by the University of Washington upon breach of the agreement by us which is not subsequently cured within a specified time, or by us for any reason.

Xenometrix, Inc.

    In November 1998, we entered into a license agreement with Xenometrix, Inc. Under the agreement, Xenometrix granted us a non-exclusive worldwide sublicenseable license to certain technology pertaining to gene profiling. Upon execution of the license, we paid $250,000 to Xenometrix. Under the agreement, we are obligated to pay Xenometrix an annual royalty fee. This agreement lasts until the expiration of the last to expire patent licensed under the agreement, which expiration dates vary patent by patent and which we do not expect to expire in the next two years. This agreement may be terminated by either party upon breach of the agreement that is not substantially cured within a specified time, or by us for any reason.

Research and Development

    During fiscal year 2000, we continued our substantial investment in research and development. Company expenditures for research and development were $22.3 million in 2000, $10.8 million in 1999 and $4.8 million in 1998. We are conducting research and development in various areas, including the following:

  •
  Rosetta Genecipher™ technology provides a target discovery approach that experimentally validates exon/gene structures in specific tissues based on a genome-wide target search of an annotated genomic database. Genecipher technology has the potential to enable researchers to identify and validate all the genes in the human genome, discover previously unknown genes and understand their function.

  •
  Rosetta Pathcipher™ technology is designed to identify novel members of known pathways and verify circuitry for known members of medically important pathways to assign genes of unknown function to signaling pathways, enable discovery of genes specifically regulated in cells and pathways of interest, and to enable dissection of pathways for design of novel screens.

  •
  Rosetta Leadcipher™ technology is used for lead validation to monitor "on-target" and "off-target" activities for lead compounds. The determination of on and off target effects an increasingly important consideration in the development of novel drug therapeutics. Leadcipher technology is a novel approach for the determination of the effects of pharmaceutical compounds and therapies prior to the undertaking of human trials. Because the Leadcipher technology can be used to monitor hundreds of different cellular functions simultaneously, this technology has the potential to enable researchers to identify all cellular targets of a drug in a single array.

  •
  Rosetta Toxicipher™ technology is used for evaluating possible toxic signatures of drug candidates. This technology employs the use of specific microarrays designs to probe toxicity as well as algorithms for interspecies interpretation. The technology helps to identify hepatotoxicity and other toxicities as well as differentiating therapeutic effects from toxic effects.

Government Regulation

    Our products are not currently subject to regulation by governmental agencies other than the laws and regulations generally applicable to businesses in the jurisdictions in which we operate. However, the products of many of the pharmaceutical and biotechnology companies to which we market our products are regulated by the FDA, and the interest of the FDA or other governmental agencies in our products may increase as the number of pharmaceutical and other products developed using our technology increases.

Employees

    As of December 31, 2000, Rosetta employed 175 personnel, 44 of whom hold Ph.D.s, and 3 of whom hold M.D.s. Of these employees, 132 are employed in research and development, and a total of 43 are employed in marketing, business development and administration. Each of our employees has signed a confidentiality agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

Item 2. Properties.

    We maintain our principal headquarters in Kirkland, Washington, where we lease four properties aggregating approximately 55,000 square feet for laboratory and general administration space. The first three of these leases expire in June 2002. We have options to renew these leases for an additional three year period. The fourth of these leases expires in February 2006, with options to renew for two twelve month periods. We also lease approximately 14,000 square feet of space for use as a high-throughput gene expression profile facility in Bothell, Washington. The lease for this facility expires in February 2003, with options to renew for two twelve month periods. We believe that our existing facilities are adequate to meet our immediate needs and that suitable additional space will be available in the future on commercially reasonable terms as needed.

Item 3. Legal Proceedings.

    While we require our employees to disclose their prior inventions to us and not use or disclose to us proprietary information obtained from former employers, disputes concerning these prior inventions or proprietary information may arise. On January 6, 2000, we received, through our legal counsel, a request for information from the FBI pertaining to one of our recently hired employees related to his involvement in certain software development activities prior to his employment with us. On April 11, 2000, we received, through our legal counsel, a grand jury subpoena requiring the production of an expanded set of information and documents pertaining to the subject of the original request from the FBI. We are cooperating fully with the FBI and the grand jury. While we believe that we, as a company, are not currently the target of the investigation, we are unable at this time to predict the outcome of this investigation. The FBI investigation may result in publicity that could adversely affect our business and revenues.

Item 4. Submission of Matters to a Vote of Security Holders.

    No matters were submitted during the fourth quarter of fiscal year 2000 to a vote of security holders.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    Our common stock has been traded on the Nasdaq National Market under the symbol RSTA since August 3, 2000. The following table sets forth for the periods indicated the high and low prices for our common stock, as reported by the Nasdaq National Market.

	High	Low
Year Ended December 31, 2000
Third Quarter	$38.06	$14.75
Fourth Quarter	30.00	11.56

    On March 12, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $8.19. As of March 12, 2001, the number stockholders of record of our common stock was 568.

    Holders of common stock are entitled to receive such dividends, if any, as may be declared by our Board of Directors from funds legally available therefor. Rosetta has never paid any dividends. It is anticipated that all earnings will be retained for development of working capital to grow our business, and there is therefore no present intention to declare dividends.

Recent Sales of Unregistered Securities

    For the year ended December 31, 2000, we issued 948,842 shares of common stock in connection with the exercise of warrants to purchase 1,216,141 shares of common stock. Of the shares of common stock issued, 821,801 were the result of cashless warrant exercises. The remaining issuance of 127,041 shares of common stock resulted in proceeds to the Company of $123,337.

    For the year ended December 31, 2000, we issued 21,270 shares of preferred stock in connection with the exercise of warrants to purchase 26,657 shares of preferred stock. Of the shares of preferred stock issued, 12,906 were the result of cashless warrant exercises. The remaining issuance of 8,364 shares of preferred stock resulted in proceeds to the Company of $33,456.

Use of Proceeds from Sale of Registered Securities

    On August 3, 2000, we completed an initial public offering of our common stock pursuant to a registration statement on Form S-1, file number 333-32780 that was declared effective by the SEC on August 2, 2000. All 7,200,000 shares of common stock offered in the final prospectus, as well as an additional 1,080,000 shares of common stock subject to the underwriters' over-allotment option that was exercised on August 28, 2000, were sold at a price per share of $14.00. The managing underwriters of our offering were Lehman Brothers, Lazard Freres, Prudential Vector Healthcare and Fidelity Capital Markets. The aggregate gross proceeds of the shares offered and sold were $115,920,000. In connection with the offering, we paid an aggregate of $8,114,400 in underwriting discounts and commissions to the underwriters, and an aggregate of $1,461,515 in other material fees and expenses.

    After deducting the underwriting discounts and commissions and the offering expenses, we received net proceeds from our initial public offering of approximately $106.3 million. We are using the net proceeds raised in our initial public offering primarily for working capital and general corporate purposes.

    As of December 31, 2000, we have used approximately $9.6 million of the proceeds from the offering, and we intend to use the remaining proceeds from the offering as follows:

  •
  We intend to use the net proceeds of this offering for continued research and development, including expanding our informational genomics platform to include other data types and analysis tools. A significant portion of our current and planned research and development activities relate to the use of DNA microarrays. Pursuant to a supply agreement we entered into in May 2000 with Agilent, Rosetta's current purchase forecast for DNA microarrays during 2001 is approximately $14.7 million. Our purchase obligations under this agreement may be reduced or increased if we provide revised forecasts to Agilent or if the parties otherwise agree during semi-annual performance review meetings.

  •
  We also intend to increase our marketing, sales and support of our products and services, including the Rosetta Resolver System.

  •
  We will also use the net proceeds for working capital, reduction of debt incurred pursuant to equipment financing agreements, and other general corporate purposes and capital expenditures.

  •
  We may also use a portion of the proceeds for the acquisition of, or investment in, companies, technologies, or assets that complement our business. However, we have no present understandings, commitments or agreements to enter into any potential acquisitions.

  •
  We also intend to use a portion of the proceeds for capital expenditures to support the building, leasehold improvements and equipment needs necessary for our increasing amounts of internal and external research and development activities.

    Our management has broad discretion to allocate the net proceeds from the offering. Pending these uses, we have invested the net proceeds in short-term investment grade, interest-bearing instruments.

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

Item 6. Selected Financial Data.

    The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. The consolidated statement of operations data presented below for the years ended December 31, 1998, 1999 and 2000, and the balance sheet data at December 31, 1999 and 2000 are derived from our financial statements included elsewhere in this document. The selected consolidated balance sheet data at December 31, 1997 and 1998, as well as the selected consolidated statements of operations data for the year ended December 31, 1997, are derived from our financial statements which are not included in this document. The Company had no activity from the date of its incorporation, December 19, 1996, through December 31, 1996. The selected data in this section is not intended to replace our financial statements. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	1997	1998	1999	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$—	$—	$983	$10,459

Operating expenses:
Cost of product revenue	—	—	—	968
Research and development (1)	1,369	4,823	10,793	22,282
Marketing, general and administrative (1)	859	2,289	7,197	15,885
Stock-based compensation	65	581	3,571	9,377

Total operating expenses	2,293	7,693	21,561	48,512

Loss from operations	(2,293)	(7,693)	(20,578)	(38,053)
Other income and (expenses)
Interest income	440	707	639	5,668
Interest expense	(46)	(207)	(293)	(253)
Other, net	14	81	(82)	(63)

Net loss	(1,885)	(7,112)	(20,314)	(32,701)
Deemed dividend upon issuance of convertible preferred stock	—	—	—	(7,286)

Net loss attribute to common stockholders	$(1,885)	$(7,112)	$(20,314)	$(39,987)

Basic and diluted net loss per share	$(5.29)	$(5.29)	$(5.04)	$(2.50)
Weighted average shares used in computing basic and diluted net loss per share	356	1,344	4,030	16,010
	As of December 31,
	1997	1998	1999	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$15,347	$8,252	$19,263	$153,490
Working capital	14,902	7,115	15,451	148,869
Total assets	16,933	11,393	34,788	183,859
Long term obligations, less current portion	1,036	1,344	1,389	488
Convertible preferred stock	17,001	17,001	41,432	—
Stockholders' equity (deficit)	(1,723)	(8,240)	(15,595)	168,426

(1)
Operating expenses exclude charges for stock-based compensation as follows:

	Years Ended December 31,
	1997	1998	1999	2000
	(in thousands)
Research and development	$42	$490	$1,496	$3,297
Marketing, general and administrative	23	91	2,075	6,080

	$65	$581	$3,571	$9,377

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    We are a leader in the emerging field of informational genomics. Our technology platform consists of the Rosetta Resolver™ Expression Data Analysis System ("Rosetta Resolver System"), our FlexJet™ DNA microarrays and our coherent data sets of information generated from DNA microarrays. We generate revenue by providing our technologies as individual components sold as products either by ourselves or our partners or as an integrated platform as part of research collaborations with pharmaceutical, biotechnology and agricultural customers. From our inception in December 1996 through June 2000, our operating activities were primarily devoted to research and development of technologies for our informational genomics platform, including the development of the Rosetta Resolver System, acquiring assets, recruiting personnel, business development and raising capital.

    In October 1999, we entered into a seven-year strategic collaboration with Agilent. We agreed to exclusively partner with Agilent to make and sell products and services in the gene expression field, including DNA microarrays, DNA microarray design services, gene expression data analysis systems and other products. Agilent also purchased 2,285,714 shares of our Series D preferred stock at a per-share price of $5.25. In August 2000, we sold Agilent 714,285 shares of common stock at $14.00 per share in a private placement that closed concurrently with our initial public offering. Under the collaboration agreement, we co-market the Rosetta Resolver System with Agilent on an exclusive basis and share revenues for Rosetta Resolver System sales and DNA microarray design services.

    Agilent also has the exclusive right to market and sell DNA microarrays manufactured using our inkjet and related DNA microarray design technology in exchange for royalty payments to us. In connection with this agreement, we have received payments of $6.8 million for research and development and for certain licensing rights as of December 31, 2000, of which $1.7 million was recorded as revenue through December 31, 2000, and $5.1 million was recorded as deferred revenue as of December 31, 2000. Agilent has agreed to pay us additional amounts in 2001 and 2002 for research and development activities. All research, development and licensing amounts previously paid as well as fixed amounts to be paid in connection with this agreement are being recognized as revenue ratably over the term of the agreement.

    In May 2000, we entered into a supply agreement with Agilent pursuant to which Agilent will supply us with DNA microarrays. Our current purchase forecast for DNA microarrays during 2001 is approximately $14.7 million. Our purchase obligations under this agreement may be reduced or increased if we provide revised forecasts to Agilent or if the parties otherwise agree during semiannual performance review meetings. In connection with this agreement, Agilent has paid $3.0 million for the transfer of certain know how and technology related to our inkjet technology.

    In June 2000, we commercially released the Rosetta Resolver System, an enterprise-wide, bioinformatics solution for deciphering the increasing amount of gene-expression data being generated due to the recent advance in genomics. The Rosetta Resolver System represents a major component of Rosetta's flexible gene-expression analysis platform. During 2000, we installed commercial versions of the Rosetta Resolver System at the facilities of our customers; DuPont Pharmaceuticals Company, Harvard University's Center for Genomics Research, Amgen Inc., Merck & Co., Inc., Glaxo Wellcome plc, Paradigm Genetics, Inc., and Immunex Corporation. In addition, we received a purchase order from the University of Washington for a commercial sale of the Rosetta Resolver System.

    In November 2000, we entered into a three-year collaboration agreement with the Monsanto Company. Under terms of the agreement, Monsanto has committed to pay us $15 million over a three-year period for the delivery of a substantial body of gene expression information. In addition, we have the potential to receive future payments, including royalties associated with the development of commercial products that incorporate discoveries from the collaboration.

    Since our inception, we have incurred significant losses and as of December 31, 2000, we had an accumulated deficit of $62.0 million. Our losses have resulted principally from costs incurred in research and development, marketing, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants prior to the closing of our initial public offering in August 2000. Operating expenses increased to $48.5 million in 2000 from $21.6 million in 1999 and $7.7 million in 1998. We expect to incur additional operating losses over at least the next several years as we continue to expand our research and product development efforts and infrastructure.

    To date, our revenue has been derived principally from the sale of Rosetta Resolver Systems and collaboration agreements. We have generated a substantial portion of our revenue to date from a limited number of sources. Our potential sources of revenue for the next several years are likely to be from the sale of products and services sold by Agilent, research payments under existing and possible future collaborative arrangements, government research grants and royalties from collaborators based on revenues received from any products commercialized under those agreements.

    In view of our limited operating history and the rapidly evolving nature of our business, we believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance.

Stock-Based Compensation

    Stock-based compensation expense results from stock options granted to employees at exercise prices less than the fair market value of the common stock on the date of grant to employees, options granted to outside consultants for services and for the sale of restricted stock to founders deemed to be nonemployees. Through December 31, 2000, we have recorded total deferred stock-based compensation of $19.9 million, of which $6.3 million remains unamortized as of December 31, 2000. Deferred stock-based compensation expense is being amortized to expense over the vesting periods of the underlying options, generally four years. Based on deferred stock-based compensation recorded as of December 31, 2000, we expect to record amortization for deferred stock-based compensation expense approximately as follows: $3.9 million in fiscal year 2001, $1.8 million in fiscal year 2002, $594,000 in fiscal year 2003 and $12,000 in fiscal year 2004. The amount of deferred compensation expected to be recorded in future periods may decrease if unvested options for which deferred stock-based compensation has been recorded are subsequently cancelled or forfeited. The amount of deferred compensation expected to be recorded in future years may increase if additional awards of options or shares are made for consideration that is less than fair value.

Results of Operations

Years Ended December 31, 2000 and 1999

    Revenues.  Revenues increased to $10.5 million in 2000 from $983,000 in 1999. The increase in revenues is primarily attributable to revenue recognized for licensing the Rosetta Resolver System ($3.9 million), revenue recognized under our collaboration agreement with Monsanto ($803,000), and revenue recognized under agreements with our strategic partner, Agilent, for the transfer of certain know how and technology related to our inkjet technology ($3.7 million) and for the ratable portion of research and development and licensing fees ($1.4 million).

    Cost of product sales.  Cost of product sales increased to $968,000 in 2000 from $0 in 1999. The increase was primarily related to the third-party hardware and software costs associated with the revenue recognized for Rosetta Resolver System sales in 2000.

    Research and development expenses.  Research and development expenses increased to $22.3 million in 2000 from $10.8 million in 1999. The increase was primarily due to increased payroll and personnel expenses, including recruitment and relocation expenses, increased usage of laboratory materials and supplies (including the purchase of DNA microarrays from Agilent) related to conducting research under collaboration agreements as well as internal efforts, the costs connected with the transfer of know how and technology related to Rosetta's inkjet technology, facility costs and depreciation of leasehold improvements and laboratory equipment. The number of research and development personnel was 132 at December 31, 2000, and 70 at December 31, 1999. Research and development expenses also included $2.4 million in license fees in 2000 compared to $1.4 million in 1999. Research and development expenses consisted of costs to develop DNA microarrays, to fulfill objectives of ongoing collaboration agreements, develop and use proprietary technologies to analyze these arrays, build coherent data sets of expression profiles and develop the Rosetta Resolver System. We expect research and development expenses to increase significantly in the future to support the expansion of our research and development activities, accommodate existing and possible future collaborations, expand the production of our high-throughput gene expression profiling process and fund our obligations under the supply agreement we entered into with Agilent in May 2000, under which our current purchase forecast for DNA microarrays during 2001 is $14.7 million.

    Marketing, general and administrative expenses.  Marketing, general and administrative expenses increased to $15.9 million in 2000 from $7.2 million in 1999. The increases were primarily due to increased payroll and personnel expenses, including recruitment and relocation expenses, legal fees associated with intellectual property issues and business development activities. We expect marketing, general and administrative expenses to continue to increase in the future to support the marketing of our products, the expansion of our business activities and due to costs associated with operating as a public company. In addition, we entered into a license agreement with Oxford Gene Technology in March 2000 for which we recorded an asset of $8.8 million. The amortization of this asset resulted in increased amortization expense of $995,000 for 2000 and will result in future amortization amounts of $1.3 million per year thereafter for the estimated useful life of this license, seven years.

    Stock-based compensation.  Stock-based compensation expense in 2000 and 1999 resulted from stock options granted to employees at exercise prices subsequently deemed to be less than the fair market value of the common stock on the date of grant to employees, options granted to outside consultants for services and for the sale of restricted stock to founders deemed to be nonemployees. We recorded total deferred stock-based compensation of $13.4 million in 2000 and $5.3 million in 1999. Deferred stock-based compensation is being amortized to expense over the vesting periods of the underlying options, generally four years, resulting in the amortization of stock-based compensation totaling $9.4 million in 2000 and $3.6 million in 1999.

    Interest income.  Interest income increased to $5.7 million in 2000 from $639,000 in 1999. The increases were primarily due to higher average balances of cash and cash equivalents and investments for 2000 compared to 1999, as a result of the investment of the proceeds from the sale of Series D preferred stock in October 1999 and Series E preferred stock in March 2000, and the initial public offering of our common stock and private placement with Agilent in August of 2000.

    Deemed dividend upon issuance of convertible preferred stock.  We recorded a deemed dividend of $7.3 million in March 2000 upon the issuance of Series E convertible preferred stock. At the date of issuance, we believed the per-share price of $9.36 represented the fair value of the preferred stock and was in excess of the fair value of our common stock. Subsequent to the commencement of our initial public offering process, we reevaluated the fair value of our common stock as of March 2000 and determined it to be $11.00 per share. Accordingly, the incremental fair value is deemed to be the equivalent of a preferred stock dividend. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders' equity. The amount increased the loss allocable to common stockholders in the calculation of basic and diluted net loss per share for 2000.

Years Ended December 31, 1999 and 1998

    Revenues.  Revenues increased to $983,000 in 1999 from none in 1998. The increase was due primarily to collaboration revenue recognized in connection with a collaboration agreement entered into with Agilent in October 1999 and grant revenues recognized in connection with Small Business Innovation Research Program grants from the National Institutes of Health and a grant from the Department of Energy.

    Research and development expenses.  Research and development expenses increased to $10.8 million in 1999 from $4.8 million in 1998. The increase was primarily due to increased payroll and personnel expenses, including recruitment and relocation expenses, increased usage of laboratory materials and supplies, facility costs and depreciation of facilities and laboratory equipment. Research and development expenses also included $1.4 million of license fees incurred in 1999 as compared to $225,000 of license fees incurred in 1998. The number of research and development personnel was 70 at December 31, 1999, and 45 at December 31, 1998.

    General and administrative expenses.  General and administrative expenses increased to $7.2 million in 1999 from $2.3 million in 1998. The increase was primarily due to increased expenses related to payroll and personnel, including recruitment and relocation expenses, facility costs, legal fees and business development activities. In addition, general and administrative expenses in 1999 included $2.8 million of amortization expense relating to intangible assets as a result of our acquisition of Acacia Biosciences in February 1999.

Liquidity and Capital Resources

    From inception through December 31, 2000, we have funded our operations with the net proceeds of $106.3 million from our initial public offering, $89.2 million from private equity financings, $11.4 million from collaboration agreements and $3.3 million from equipment financing arrangements. At December 31, 2000, cash and cash equivalents and investments totaled $153.5 million. Our cash reserves are held in a variety of short-term interest-bearing instruments, including high-grade corporate bonds, commercial paper and money market accounts.

    Cash used in operations in 2000 was $16.6 million compared to $7.4 million in 1999. Our net losses of $32.7 million in 2000 and $20.3 million in 1999 were partially offset by non-cash charges of $15.7 million in 2000 and $7.4 million in 1999 related to deferred stock-based compensation, amortization, depreciation expense and amortization of intangible assets.

    Investing activities in 2000, other than changes in our investments, consumed $7.3 million due to expenditures on leasehold improvements, capital expenditures and expenditures pursuant to license agreements. Investing activities in 1999, other than the changes in our investments, used $2.5 million primarily due to leasehold improvements and capital expenditures. We expect capital expenditures to increase in the future as we build additional infrastructure for our informational genomics systems and expand our facilities.

    Cash provided by financing activities was $157.4 million in 2000 compared to $20.9 million in 1999. Financing activities for 2000 included the sale of 8,280,000 shares of common stock in our initial public offering resulting in net proceeds of $106.3 million after deducting underwriters' commissions and other offering expenses of approximately $9.6 million, the sale of 714,285 shares of common stock in a concurrent private placement with Agilent resulting in proceeds of $10.0 million and the sale of 4,442,378 shares of Series E preferred stock to investors for net proceeds of $41.3 million. In 1999 we completed the sale of 2,019,452 shares of Series C convertible preferred stock to investors and 2,285,714 shares of Series D convertible preferred stock to Agilent for net proceeds of $8.9 million and $12.0 million, respectively.

    In connection with financing arrangements for the purchase of property and equipment entered into from 1997 through 1999, we had $1.4 million in capitalized lease obligations and notes payable at December 31, 2000. These obligations bear interest at a weighted-average fixed rate of approximately 12.3%.

    Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to devote substantial capital resources to expand our research and development efforts, to expand marketing and sales efforts to support our products and services and for other general corporate activities. In connection with our research and development efforts, in May 2000, we entered into a supply agreement with Agilent pursuant to which our current purchase forecast for DNA microarrays during 2001 is $14.7 million. Our purchase obligations under this agreement may be reduced or increased if we provide revised forecasts to Agilent or if the parties otherwise agree during semiannual performance review meetings. We believe that our current cash balances, together with the net proceeds from the initial public offering of our common stock, the proceeds of the concurrent private placement to Agilent and revenue to be derived from our collaboration with Agilent, including revenue from the sales of the Rosetta Resolver System, will be sufficient to fund our operations at least through December 31, 2002. After this period, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us, or at all.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000, and is not anticipated to have a material impact on Rosetta's results of operations or financial condition when adopted as Rosetta holds no derivative financial instruments and does not currently engage in hedging activities.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The implementation date of SAB 101 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management believes that Rosetta's revenue recognition practices are in conformity with the guidelines of SAB 101.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" ("FIN 44"), which provides clarification of issues included in APB Opinion 25. The adoption of FIN 44 did not result in material changes to Rosetta's reported results of operations or financial position in 2000.

Risk Factors

Risks Related to Our Business

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

We expect to incur substantial operating losses in the future and, as a result, the value of our stock could decrease.

    Our expenses have significantly exceeded revenue in each of the years since our inception. We are uncertain when, if ever, we will become profitable. We have incurred operating losses since our inception and we had no revenue in 1997 and 1998 and only limited revenue in 1999 and 2000 from collaborations, the sale of Rosetta Resolver Systems and government grants. Our Rosetta Resolver System was introduced in 2000 and to date we have recorded $3.9 in revenue from sales of the system. As of December 31, 2000, we had an accumulated deficit of $62.0 million. We expect to continue to experience significant operating losses in the future as we continue our research and development efforts, further develop our products and services and expand our marketing and sales force in an effort to commercialize our products. The expansion of our operations will require substantial expenditures on our part for at least the next several years to support growth of the organization. In addition, we anticipate continued spending in research and development to remain a leader in our industry, as well as to meet our obligations under the supply agreement with Agilent. As a result, we expect to incur operating losses in the future, we may require additional funding, and the value of our stock could decrease.

If our existing collaboration with Agilent fails, is terminated, or if their ability to supply microarrays ceases or is limited, our potential revenues and development funds would be significantly reduced.

    In our collaboration agreement with Agilent, we agreed to partner with Agilent to make and sell products in the gene expression field including the Rosetta Resolver System, microarrays, array design services and other products. As part of our agreement, Agilent has the co-exclusive right to sell the Rosetta Resolver System and to use our inkjet synthesizer and related chip design technology in exchange for royalty payments. We also rely on Agilent for significant financial and technical contributions in connection with the development of products covered by the agreement. Our ability to develop, manufacture, and market these products successfully depends significantly on Agilent's performance under this agreement. In addition, in May 2000, we entered into a supply agreement with Agilent to supply us with DNA microarrays. If Agilent experiences manufacturing or distribution difficulties under these agreements, has difficulty obtaining or maintaining intellectual property rights, does not actively market the Rosetta Resolver System or does not otherwise perform its obligations under these agreements, our revenue derived from third party collaborations, revenues from the Rosetta Resolver System or other products and services, and our royalty revenue derived from Agilent's sales of DNA microarrays manufactured using Rosetta's inkjet technology could harm our business and financial condition.

    Our collaboration agreement with Agilent may be terminated early by Agilent under certain circumstances, including the breach of exclusivity and confidentiality by us. If Agilent were to terminate its agreement with us, we could lose significant revenue and have limited means to commercialize our products. In addition, we would need to obtain development funding from other sources, and we may be required to find one or more other collaborators for the development and commercialization of our products. Agilent's early termination of our collaboration could harm our business and financial condition.

If we do not retain our customers and partners or obtain new customers and partners, our operating results will be materially and adversely affected.

    Our strategy depends on selling our informational genomics products and services to pharmaceutical, biotechnology and agriculture companies. Historically, we have had very few customers and two commercial partners, Agilent and Monsanto, from which we have derived the majority of our revenue. If we were to lose any one of these customers or partners, our revenue would decrease substantially. Agilent accounted for 49% of the total revenues in 2000. We expect that we will continue to rely on a narrow base of customers and partners for the majority of our revenue for the foreseeable future. Although we are seeking to expand our customer and partner base, these efforts may not be successful. Our sales and revenues would be adversely affected if any significant customer or partner were to discontinue or significantly reduce the use of products or services or if we fail to obtain additional customers or partners.

If our technologies and initial commercial products do not achieve market acceptance or do not become commercially viable or successful, our results of operations would be adversely affected.

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

  •
  the proprietary rights of third parties preclude us or our collaborative partners from marketing our products or services; or

  •
  potential customers fail to use our technology and instead rely on existing internal processes or technologies or alternative technologies.

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

    Additionally, our present or future collaborative partners may not perform their obligations under our agreements with them or may not devote sufficient resources to the development, testing or marketing of our potential products developed under collaborations. If one of our collaboration partners were to develop technologies or components competitive with our technologies or components in parallel with us, or if we are precluded from entering into competitive arrangements under the terms of our collaboration agreements, our potential products could be rendered uncompetitive or obsolete, which would adversely affect our ability to generate sales and revenues. In addition, any premature termination of a collaboration agreement could have a material adverse effect on our revenue growth and potential profitability.

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

    Large portions of our expenses are relatively fixed, including expenses for facilities, equipment, and personnel. Accordingly, if revenues decline or do not grow as anticipated due to expiration of research contracts, failure to obtain new contracts or other factors, we may not be able to correspondingly reduce our operating expenses. In addition, we plan to significantly increase operating expenses in order to accelerate our product development and sales and marketing efforts. Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price could decline.

If we are unable to protect our proprietary rights adequately or operate without violating the intellectual property of others, our competitive position will suffer and our business and financial condition would be adversely affected.

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

    The laws of some foreign countries may not protect our intellectual property to the same extent that United States law does. Patent law is unsettled or undergoing review and revision in many countries. In addition, we could be forced to participate in opposition proceedings to determine the validity of our or our competitors' foreign patents, which could be costly and divert management's attention from other business concerns.

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

    In order to protect or enforce our patent rights, we may become involved in patent litigation. These lawsuits would put our patents at risk of being invalidated or interpreted narrowly. We may also provoke third parties to assert claims against us. We may also participate in patent litigation to invalidate the patents of another. The outcome of any such potential suit is uncertain. Any lawsuits regarding intellectual property could be expensive, take significant time, and divert management's attention from other business concerns.

    Third parties may claim we are infringing, including inducing others to infringe, their patents and other intellectual property, and we could suffer significant litigation or licensing expenses. We are aware that one of our commercial partners, Oxford Gene Technology, was involved in patent litigation with a second commercial partner, Affymetrix. In connection with that litigation, in May 2000 we received a third-party subpoena from Affymetrix requesting, among other things, documents relating to our DNA microarray development activities and our relationship with each of Oxford Gene Technology and Agilent, and we timely filed our initial response to the subpoena. While we are not currently a party to any litigation against us, third parties, including Affymetrix, may assert claims against us relating to our activities or to agreements with our commercial partners, including Oxford Gene Technology or Agilent, or other matters relating to such third party's intellectual property rights.

    While we do not believe that any of our products or activities infringe any valid patent or other intellectual property of third parties, we may be unaware of patents or other intellectual property of others that may cover some of our technology, products or services. If we do not prevail in any proceeding or litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or we may need to obtain a license to the intellectual property in question. We may not be able to obtain the necessary license to the intellectual property in order to avoid infringement, or negotiate such a license on reasonable terms, if at all. Even if we were able to obtain a license to such technology, some licenses may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Ultimately we may be unable to sell some of our products or may have to cease certain business operations, which would have a material adverse effect on our revenues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks.

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

  •
  our trade secrets could be disclosed; or

  •
  others may independently develop substantially equivalent proprietary information and techniques, otherwise gain access to our trade secrets or disclose such information.

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

    Many of the organizations that compete with us have greater capital resources, more experienced research, development, sales, marketing, distribution and service staffs, superior facilities and manufacturing capabilities and a more established customer base. Our competitors are pursuing methods for using software and computers to assist in making the drug discovery process more efficient and less expensive which would compete with our products or render our products obsolete. Although we believe that there are few companies that currently have an integrated technology platform that includes all of the components for an informational genomics solution, we expect to encounter intense competition from companies that currently offer only certain components, but which may offer all of the components in an integrated system in the future. We are also likely to encounter increased competition as we enter new markets.

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

    We rely to a substantial extent on outside vendors to supply many of the hardware and software components of the Rosetta Resolver System. We also rely on outside vendors to supply us with chemicals and other items necessary to fabricate microarrays and conduct expression profiling experiments. Some of these items and components are obtained from a single supplier or a limited group of suppliers. In particular, in May 2000, we entered into a supply agreement with Agilent to supply us with DNA microarrays. In addition, we obtain computer hardware used in our Rosetta Resolver System from Sun Microsystems and the Rosetta Resolver System incorporates software programs developed by third parties, including database software from Oracle. If we are unable to acquire required third party products and services, the quality of our products could deteriorate and we would face higher development costs. Our reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including:

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

    We rely on scientific and other data obtained from public genomic databases. This data could contain errors or other defects, which if used in our internal or external research collaborations may result in inaccurate conclusions made by us or our third party collaborators that could materially affect the results of such research efforts. This reliance on inaccurate or defective data could materially affect our relationships with our collaborators and harm our revenues.

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

    In our existing and potential future collaborations, disputes may arise as to the inventorship and corresponding rights in inventions and know-how resulting from research by us and our licensors or scientific collaborators. Additionally, our present and future in-licensing agreements may contain provisions requiring us to meet performance obligations, or milestones, within specified time periods. If we fail to meet any significant milestones, our licensors or collaborators may be permitted to terminate such agreements.

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

    Our ability to obtain new customers for our technologies depends in significant part upon the perception that our products and services can help accelerate their discovery efforts. Our sales cycle and Agilent's sales cycle are likely to be lengthy because of the need to educate our potential customers and convince a variety of constituencies within such companies of the benefits of our technologies. In addition, each agreement involves the negotiation of unique terms. We and Agilent may be required to expend substantial funds and management effort with no assurance that an agreement will result.

If we lost principal members of our management and scientific staff or are unable to hire additional qualified personnel, our future growth and ability to compete would suffer.

    We are highly dependent on the principal members of our management and scientific staff. The loss of the services of any of these persons could delay or reduce our product development and commercialization efforts. We do not have "key person" insurance on the lives of our executives. We are also highly dependent upon our ability to attract and retain additional qualified scientific and technical personnel. Our business is located in the Seattle, Washington, metropolitan area, where demand for these types of personnel is extremely high and is likely to remain high. As a result, competition for and retention of personnel, particularly for employees with technical expertise, is intense, and the turnover rate for these people is high. If we are not able to attract, hire, train and retain a sufficient number of qualified personnel, our ability to compete could be seriously harmed and our future financial success would be jeopardized.

We have limited capacity and experience in sales, marketing, installation and industrialized processes.

    We have only a small internal sales force to market and sell our products and have only limited experience in sales and marketing. In order to successfully market our products and services to pharmaceutical, biotechnology and agricultural companies, we are substantially dependent on Agilent to commercialize our products. We may not be able to establish a direct sales force or to establish collaborative or distribution arrangements to market our products and technologies. If Agilent fails to market our products successfully or if we fail to establish a significant sales force of our own, our sales and our revenues would be harmed.

    The Rosetta Resolver System was commercially launched in June 2000. To achieve successful commercialization of our products, we will need to increase our installation and customer support capabilities. If we cannot achieve the required level and quality of system installation and support, we may need to outsource such services or rely on licensing and other arrangements with third parties who possess sufficient service capabilities. This could reduce our gross margins and expose us to the risks inherent in relying on others. We may not be able to successfully outsource our installation or customer service functions or enter into licensing or other arrangements with these third parties, which could harm our sales and our revenues.

    In 2000, we opened a high-throughput gene expression profiling facility in which we generate data from gene expression profiling experiments. Data generation from these experiments is typically a key element in our performance obligations under collaboration agreements. Since we have only recently opened our high-throughput gene expression profiling facility, we have limited experience industrializing data generation processes. Our limited experience in predicting demand in this area increases the risk that we may be unable to satisfy supply commitments or unable to enter into additional agreements if we cannot increase capacity quickly enough or if we encounter unanticipated problems in increasing capacity. As a result, we could lose existing customers, fail to attract additional customers, or fail to obtain further orders from existing customers, any of which would adversely affect revenues and our financial position.

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

    We have completed the initial development of the Rosetta Resolver System technology and FlexJet(TM) DNA microarray technology for applications in gene expression profile analysis. We may not be able to successfully adapt our products to the commercial requirements of drug discovery or healthcare research. A number of potential applications of our technology in these fields will require significant enhancements in our core technology, including adaptation of our software. Market acceptance will depend on many factors, including demonstrating to customers that our technology is superior to other technologies and products which are available now or which may become available in the future. We believe that our revenue growth and profitability will substantially depend on our ability to overcome significant technological challenges and successfully introduce our products into the marketplace. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of the manufacturing of any product, or if any product does not achieve a significant level of market acceptance, our revenues and results of operations will be seriously harmed.

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

  •
  acquisition costs and expenses; and

  •
  difficulty and expense of assimilating the technology and operations and retaining personnel and customers of the acquired businesses.

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

    Any new drug or agricultural product developed by the efforts of our customers as a result of their use of our technologies must undergo an extensive regulatory review process in the United States and other countries before it can be marketed. This regulatory process can take many years and requires substantial expense. Changes in policies at the U.S. Food and Drug Administration and the policies of similar foreign regulatory bodies can increase the delay for each new drug, product license and biological license application. We expect similar delays in the regulatory review process for any diagnostic or agricultural product, where similar review or other approval is required. Even if marketing clearance is obtained, a marketed product and its manufacturer are subject to continuing review. Discovery of previously unknown problems with a product may result in withdrawal of the product from the market.

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

    In addition, our access to and use of human or other tissue samples or biological or hazardous material in the expansion of our array and informatics and genomic platforms technologies may become subject to government regulation, both in the United States and abroad. United States and foreign government agencies may also impose restrictions on the use of data derived from human or other tissue samples or biological or hazardous material. If our access to or use of human tissue samples or biological or hazardous material, or our customers' use of data derived from such samples or other materials, is restricted, our business will suffer.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

    Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities issued by U.S. corporations. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and investments in a variety of high-grade securities and with a variety of issuers, including corporate notes, commercial paper and money market funds. Due to the nature of our investments, we believe that we are not subject to any material market interest risk exposure. We do not have any foreign currency or other derivative financial instruments.

Item 8. Financial Statements and Supplementary Data.

Rosetta Inpharmatics, Inc.

Table of Contents

Page
Report of Independent Accountants	37
Consolidated Balance Sheets as of December 31, 1999 and 2000	38
Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000	39
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) for the period from December 31, 1997 through December 31, 2000	40
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999, and 2000	42
Notes to Consolidated Financial Statements	43

Report of Independent Accountants

To Board of Directors and Shareholders
of Rosetta Inpharmatics, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 63 present fairly, in all material respects, the financial position of Rosetta Inpharmatics, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 63 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Seattle, Washington
January 26, 2001

Rosetta Inpharmatics, Inc.
Consolidated Balance Sheets

	December 31, 1999	December 31, 2000
Assets
Current assets
Cash and cash equivalents	$8,311,852	$32,584,777
Investments	10,951,496	120,905,029
Accounts receivable	—	2,097,871
Accounts receivable from related party	155,729	2,150,618
Interest receivable	32,045	898,671
Prepaid expenses and other current assets	254,898	1,472,121

Total current assets	19,706,020	160,109,087
Property and equipment, net	4,109,159	7,897,491
Intangible assets, net	10,497,709	15,265,084
Deposits and other assets	475,326	587,630

Total assets	$34,788,214	$183,859,292

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$1,112,680	$1,476,876
Accrued liabilities	219,148	2,456,651
Related party payable	—	2,253,808
License fees payable	666,667	166,667
Deferred revenue	1,259,761	3,985,357
Current portion of capital lease obligation	209,333	145,754
Current portion of notes payable	787,388	754,475

Total current liabilities	4,254,977	11,239,588
Capital lease obligation, net of current portion	145,754	—
Notes payable, net of current portion	1,242,926	488,364
Deferred revenue	3,307,974	3,705,284

Total liabilities	8,951,631	15,433,236

Contingencies and commitments
Convertible preferred stock, par value $0.001; 18,000,000 and 5,000,000 shares authorized; 10,154,964 and no shares issued and outstanding (aggregate liquidation preference of $44,486,725 and $0)	41,431,806	—

Stockholders' equity (deficit)
Common stock, par value $0.001; 40,000,000 and 75,000,000 shares authorized; 5,182,382 and 32,083,028 shares issued and outstanding	5,183	32,083
Additional paid-in capital	16,024,708	238,394,336
Notes and interest receivable from stockholders	(58,200)	(1,711,155)
Deferred stock compensation	(2,255,640)	(6,276,203)
Accumulated deficit	(29,311,274)	(62,013,005)

Total stockholders' equity (deficit)	(15,595,223)	168,426,056

Total liabilities, convertible preferred stock, and stockholders' equity (deficit)	$34,788,214	$183,859,292

See accompanying notes.

Rosetta Inpharmatics, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	1998	1999	2000
Revenues
Collaboration agreements	$—	$835,892	$6,601,879
Product revenue	—	—	3,857,353
Government grants	—	146,863	—

Total revenues	—	982,755	10,459,232

Operating expenses
Cost of product revenue	—	—	968,415
Research and development (excludes stock-based compensation expense of $490,120, $1,496,365, and $3,297,064, respectively)	4,823,136	10,792,296	22,281,999
Marketing, general and administrative (excludes stock-based compensation expense of $90,444, $2,075,264, and $6,080,284, respectively)	2,288,946	7,197,048	15,884,378
Stock-based compensation	580,564	3,571,629	9,377,348

Total operating expenses	7,692,646	21,560,973	48,512,140

Loss from operations	(7,692,646)	(20,578,218)	(38,052,908)
Other income (expense)
Interest income	706,796	639,474	5,668,391
Interest expense	(207,737)	(293,196)	(253,001)
Other, net	81,369	(82,303)	(64,213)

Net loss	(7,112,218)	(20,314,243)	(32,701,731)
Deemed dividend upon issuance of Series E convertible preferred stock	—	—	(7,285,500)

Net loss attributable to common stockholders	$(7,112,218)	$(20,314,243)	$(39,987,231)

Basic and diluted net loss per share	$(5.29)	$(5.04)	$(2.50)

Weighted-average shares used in computing basic and diluted net loss per share	1,344,007	4,030,103	16,009,903

See accompanying notes.

Rosetta Inpharmatics, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

	Convertible Preferred stock					Notes and interest receivable from stockholders
			Common stock
					Additional paid-in capital		Deferred stock compensation	Accumulated deficit
	Shares	Amount	Shares	Amount
Balances, December 31, 1997	4,462,500	17,001,491	2,450,842	2,451	269,200	(16,740)	(92,603)	(1,884,813)
Common stock issued in October and November 1998 in connection with stock option exercises	—	—	34,213	34	13,653	—	—	—
Common stock issued in December 1998 in connection with stock option exercises for notes receivable	—	—	145,500	146	58,054	(58,200)	—	—
Deferred stock compensation related to grants of stock options	—	—	—	—	1,009,634	—	(1,009,634)	—
Amortization of deferred stock compensation	—	—	—	—	—	—	580,564	—
Net loss	—	—	—	—	—	—	—	(7,112,218)

Balances, December 31, 1998	4,462,500	17,001,491	2,630,555	2,631	1,350,541	(74,940)	(521,673)	(8,997,031)
Series B preferred stock issued in February 1999 at $4.00 per share as part of the purchase of Acacia	1,387,298	5,549,192	—	—	—	—	—	—
Common stock issued in February 1999 at $2.50 per share as part of the purchase of Acacia	—	—	2,300,071	2,300	5,747,877	—	—	—
Options and warrants granted as part of the purchase of Acacia	—	—	—	—	1,002,485	—	—	—
Series C preferred stock issued in April 1999 at $4.50 per share, net of issuance costs of $196,896	2,019,452	6,917,880	—	—	—	—	—	—
Issuance of common stock warrants in April 1999 in connection with the issuance of Series C Preferred Stock	—	—	—	—	1,972,758	—	—	—
Common stock issued in September 1999 in exchange for transfer of technology	—	—	30,000	30	149,970	—	—	—
Series D preferred stock issued in October 1999 at $5.25 per share, net of issuance costs of $36,756	2,285,714	11,963,243	—	—	—	—	—	—
Common stock issued in connection with stock option exercises	—	—	221,756	222	88,481	—	—	—
Acceleration of restricted stock	—	—	—	—	407,000	—	—	—
Payments received on notes receivable from stockholders	—	—	—	—	—	16,740	—	—
Deferred stock compensation related to grants of stock options	—	—	—	—	5,305,596	—	(5,305,596)	—
Amortization of deferred stock compensation	—	—	—	—	—	—	3,571,629	—
Net loss	—	—	—	—	—	—	—	(20,314,243)

Balances, December 31, 1999	10,154,964	41,431,806	5,182,382	5,183	16,024,708	(58,200)	(2,255,640)	(29,311,274)

Rosetta Inpharmatics, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(Continued)

	Convertible Preferred stock		Common stock			Notes and interest receivable from stockholders
					Additional paid-in capital		Deferred stock compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balances, December 31, 1999	10,154,964	$41,431,806	5,182,382	$5,183	$16,024,708	$(58,200)	$(2,255,640)	$(29,311,274)
Series E preferred stock issued in March 2000 at $9.36 per share, net of issuance costs of $274,182	4,442,378	41,306,487	—	—	—	—	—	—
Common stock issued in connection with stock option exercises	—	—	1,341,979	1,342	574,408	—	—	—
Common stock issued in connection with stock option exercises for notes receivable	—	—	310,000	310	1,627,190	(1,627,500)	—	—
Interest accrued on notes receivable from stockholders	—	—	—	—	—	(88,581)	—	—
Repayment of interest and note receivable from stockholder	—	—	—	—	—	63,126	—	—
Common stock issued in connection with technology license	—	—	686,928	687	7,555,521	—	—	—
Deferred stock compensation related to grants of stock options	—	—	—	—	13,397,911	—	(13,397,911)	—
Amortization of deferred stock compensation	—	—	—	—	—	—	9,377,348	—
Common stock issued in August 2000 at $14.00 per share, net of issuance costs of $9,575,915	—	—	8,994,285	8,994	116,335,081	—	—	—
Exercise of warrants to purchase common and preferred stock	21,270	33,456	948,842	949	122,386	—	—	—
Conversion of preferred stock to common stock	(14,618,612)	(82,771,749)	14,618,612	14,618	82,757,131	—	—	—
Net loss	—	—	—	—	—	—	—	(32,701,731)

Balances, December 31, 2000	—	$—	32,083,028	$32,083	$238,394,336	$(1,711,155)	$(6,276,203)	$(62,013,005)

See accompanying notes.

Rosetta Inpharmatics, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	1998	1999	2000
Cash flows from operating activities
Net loss	$(7,112,218)	$(20,314,243)	$(32,701,731)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	445,068	1,059,885	2,120,686
Stock-based compensation	580,564	3,571,629	9,377,348
Loss on sale and write-off of property and equipment	—	298,262	88,278
Amortization of intangible assets	—	2,754,377	4,207,793
Investment amortization	(160,277)	(57,486)	(710,875)
Stock issued for licensed technology	—	556,970	—
Changes in operating assets and liabilities, net of the effects of the acquisition
Accounts receivable	—	(102,557)	(4,092,760)
Interest receivable	142,912	(4,621)	(955,207)
Prepaid expenses and other assets	(125,492)	(509,315)	(1,213,927)
Accounts payable	290,185	394,278	509,994
Accrued liabilities	112,019	673,793	3,599,565
Deferred revenue	—	4,267,735	3,122,906

Net cash used in operating activities	(5,827,239)	(7,411,293)	(16,647,930)

Cash flows from investing activities
Purchases of property and equipment	(1,230,833)	(2,253,111)	(6,019,030)
Capitalized software development costs	—	—	(288,612)
Purchase of trademark and trade name	—	(40,000)	—
Purchase of licensing agreements	—	—	(1,000,000)
Purchases of investments	(15,820,220)	(15,738,379)	(126,218,377)
Proceeds from sale and maturity of investments	18,520,148	9,825,000	16,975,719
Proceeds from sale of property and equipment	—	27,500	21,734
Business acquisition expenses, net of cash acquired	(787,048)	(231,468)	—

Net cash provided by (used in) investing activities	682,047	(8,410,458)	(116,528,566)

Cash flows from financing activities
Proceeds from notes payable	1,054,148	766,687	—
Payments on capital lease obligation	—	(156,776)	(209,333)
Payments on notes payable	(478,631)	(706,575)	(787,475)
Proceeds from issuance of preferred stock	—	20,853,881	41,339,943
Proceeds from issuance of common stock	13,687	88,702	117,043,160
Payments received on notes receivable from stockholders	—	16,740	63,126

Net cash provided by financing activities	589,204	20,862,659	157,449,421

Net increase (decrease) in cash and cash equivalents	(4,555,988)	5,040,908	24,272,925
Cash and cash equivalents, beginning of period	7,826,932	3,270,944	8,311,852

Cash and cash equivalents, end of period	$3,270,944	$8,311,852	$32,584,777

Supplemental disclosure of cash flow information
Cash paid for interest	$207,737	$293,196	$238,735

Common stock issued for notes receivable	$58,200	$—	$1,627,500

Common stock issued for licensing agreement	$—	$—	$7,556,208

Conversion of preferred stock to common stock	$—	$—	$82,771,749

See accompanying notes.

Rosetta Inpharmatics, Inc.
Notes to Consolidated Financial Statements

1.  NATURE OF OPERATIONS

    Rosetta Inpharmatics, Inc. ("Rosetta") was incorporated on December 19, 1996, in the state of Delaware. Rosetta is a developer of DNA microarray expression technologies and information systems for obtaining comprehensive knowledge of compound and drug target activities within any cell type, including human, animal and plant cells. Rosetta's integrated tools and consulting services consist of the analysis of proprietary DNA microarrays, a powerful, flexible informatics platform and advanced molecular biology techniques to support the needs of pharmaceutical, biotechnology and agriculture companies. Rosetta believes that its planned integrated approach to analysis of targets, toxicities and compound activities will greatly reduce the time, cost and risk inherent in the current drug discovery process by eliminating or greatly reducing its sequential nature.

    Through June 2000, Rosetta has been in the development stage and its activities have principally consisted of obtaining financing, recruiting personnel, and conducting research and development. In June 2000, Rosetta commercially released the Rosetta Resolver™ Gene Expression Data Analysis System. Rosetta has determined that this event marked the end of Rosetta's status as a development stage enterprise as defined by the guidance of Statement of Financial Accounting Standards No. 7, "Accounting for Development Stage Enterprises."

    Rosetta had one customer which accounted for 0%, 50% and 49% of its revenue for the years ended December 31, 1998, 1999 and 2000, respectively. This same customer accounted for 100% and 51% of Rosetta's accounts receivable balances at December 31, 1999 and 2000, respectively. The related party receivable balance at December 31, 2000, relates primarily to amounts owed to Rosetta for its proportionate share of the gross sales prices of Rosetta Resolver Gene Expression Data Analysis Systems sold to third parties.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

    On February 22, 1999, Rosetta acquired Acacia Biosciences, Inc. ("Acacia"), a company conducting drug discovery utilizing recent advances in genome science and combinatorial chemistry. On December 22, 1999, all outstanding Acacia shares were formally liquidated as part of merging these two companies into one legal entity. The accompanying consolidated financial statements include the accounts of Rosetta as well as the accounts of Acacia during the period it continued to operate as a separate legal entity from the date of the acquisition. All significant intercompany transactions have been eliminated in consolidation for this period.

Use of estimates

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

Cash and cash equivalents

    Rosetta generally considers all highly liquid investments with insignificant interest rate risk and with original or remaining maturities of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates market value, and consisted of the following amounts at December 31:

	1999	2000
Bank deposits	$534,262	$670,871
Money market account	1,001,725	4,145,144
Repurchase agreements	—	4,354,000
Commercial paper	6,775,865	23,414,762

	$8,311,852	$32,584,777

    Rosetta invests its cash in deposits with one financial institution that may, at times, exceed federally insured limits. Management believes that the risk of loss is minimal. To date, Rosetta has not experienced any losses related to temporary cash investments.

Investments

    Management classifies, at the date of acquisition, its marketable securities into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Currently, Rosetta classifies its securities as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included as a separate component in stockholders' equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). The fair value of Rosetta's investments is based on quoted market prices. The carrying value of those investments approximates their fair value. Realized and unrealized gains and losses are based on the specific identification method.

    The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Interest and dividends on all securities are included in interest income.

    Rosetta's investments are diversified among high-credit quality securities in accordance with Rosetta's investment policy.

Property and equipment

    Property and equipment are recorded at cost. Disposals are removed at cost less accumulated depreciation or amortization and any gain or loss from disposition is reflected in the statement of operations in the year of disposition. Depreciation is provided over the estimated useful lives of the depreciable assets, generally three to five years, using the straight-line method. Equipment under capital leases is recorded at the present value of minimum lease payments and is amortized using the straight-line method over the shorter of the estimated useful lives of the related asset or the term of the lease. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the lease or the estimated useful lives of the improvements. Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred.

Intangible assets

    Intangible assets primarily include the value of technology and goodwill recorded in connection with the acquisition of Acacia in February of 1999 as well as the value ascribed to an acquired license from Oxford Gene Technology IP Limited ("OGT"). These intangibles are amortized over their estimated useful lives, which ranges from five years for the technology and goodwill to seven years for the acquired license from OGT.

Software development costs

    Under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products, typically one year. Technological feasibility is established upon completion of a working model which in Rosetta's case was demonstrated by an initial beta shipment. The period between the achievement of technological feasibility and the general release of Rosetta's products was of short duration. As of December 31, 2000, Rosetta had capitalized costs related to this effort of approximately $289,000 which is being amortized over one year. Approximately $173,000 had been amortized during the year ended December 31, 2000. All expenditures prior to technological feasibility have been classified as research and development expenses.

Impairment of long-lived assets

    In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), Rosetta reviews long-lived assets, including intangible assets and property and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. In determining expected future cash flows, assets are reviewed at the lowest level for which cash flows are identifiable. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. An impairment loss would be measured by comparing the fair value of the impaired asset to its carrying value. An impairment loss would be recognized for the excess of the carrying value over an asset's fair value.

Fair Value of financial instruments

    Rosetta's financial instruments, including cash and cash equivalents, investments, accounts receivable, accounts payable and the capital lease obligations, are carried at cost, which management of Rosetta believes approximates fair value. Rosetta's short-term financial instruments approximate fair value due to their relatively short maturities or the frequency at which interest rates reset to current market rates. The carrying value of Rosetta's long-term financial instruments approximate fair value as the interest rates approximate current market rates of similar debt or investments.

Revenue recognition

    Revenue from grants and development activities under collaboration agreements are recorded in the period in which the services are performed. These revenues are recognized by the percentage-of-completion method. Revenues recognized are limited to amounts due under collaborations or research contracts. Revenues from grants and customer sponsored research and development contracts are not refundable if the research efforts are not successful. Direct costs associated with these contracts and grants are reported as research and development expenses. Deferred revenue is recorded when funds are received in advance of the services to be performed.

    Sales of certain equipment to collaboration partners are included in revenue from collaboration agreements in the consolidated statements of operations and the resulting costs are included in research and development expenses.

    Revenue from the license of software products under software license agreements and from the delivery of maintenance services on Rosetta's products are accounted for under Statement of Position 97-2, "Software Revenue Recognition," and are reported as product revenues in the statement of operations. When contracts contain multiple elements, and vendor specific objective evidence exists for all undelivered elements, Rosetta accounts for the delivered elements in accordance with the "Residual

Method" prescribed by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." License revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed and determinable, collectibility is probable, and delivery and customer acceptance, if required under the terms of the license agreement of the software products, have occurred. Maintenance services consist of technical support, including telephone consultation, problem resolution and software updates. Customers are typically billed for maintenance services in advance for the term of the maintenance agreement, and revenue is recognized on a straight-line basis over the term of the agreement, generally one year. Unearned maintenance fees are classified as deferred revenue.

    In circumstances where Rosetta has established vendor specific objective evidence of the undelivered elements, the difference between the total value and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. In the event that vendor specific evidence does not exist and all elements other than the post-contract customer support have been delivered, revenues for the entire arrangement are recognized ratably over the contractual post contract customer support period.

Research and development expenditures

    Research and development expenses consist of costs incurred for Rosetta-sponsored as well as collaborative research and development activities. These costs include direct and research-related overhead expenses, and are expensed as incurred. Costs to acquire technologies which are utilized in research and development and which have no alternative future use are expensed when incurred. Research and development expenses under government grants approximate the revenue recognized under such agreements.

Income taxes

    Deferred tax assets and liabilities are recorded under the liability method of accounting. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period, increased or decreased by the change in deferred tax assets and liabilities during the period.

Patent costs

    Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain.

Stock purchase warrants

    The fair value of stock purchase warrants is determined using the Black-Scholes option pricing model. The fair value of warrants issued in connection with preferred stock financings has been recorded by offsetting charges and credits to additional paid-in capital. The fair value of warrants issued in connection with equipment and line of credit financings are capitalized and amortized over the period of the financing agreement.

Stock-based compensation

    Rosetta accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock

Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of Rosetta's stock and the exercise price of the option. Unearned compensation is being amortized on an accelerated basis using the method prescribed in Financial Accounting Standards Board Interpretation No. 28 ("FIN No. 28") over the vesting period of the individual options.

    Rosetta accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18. Compensation expense related to equity instruments issued to nonemployees is recognized as the equity instruments vest. At each reporting date, Rosetta revalues the compensation. As a result, stock-based compensation expense related to equity instruments issued to nonemployees will fluctuate as the fair value of Rosetta's common stock fluctuates.

Comprehensive income

    Rosetta has adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. SFAS No. 130 had no material impact on Rosetta and, accordingly, a separate statement of comprehensive income has not been presented.

Segment reporting

    Effective in January 1998, Rosetta adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Rosetta has determined that it operates in a single segment.

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

    The following table presents the calculation of basic and diluted net loss per share:

	Years Ended December 31,
	1998	1999	2000
Net loss	$(7,112,218)	$(20,314,243)	$(32,701,731)
Deemed dividend upon issuance of convertible preferred stock	—	—	(7,285,500)

Net loss attributable to common stockholders	$(7,112,218)	$(20,314,243)	$(39,987,231)

Basic and diluted
Weighted-average shares of common stock used in computing basic and diluted net loss per share	1,344,007	4,030,103	16,009,903
Basic and diluted net loss per share	$(5.29)	$(5.04)	$(2.50)

Antidilutive securities not included in diluted net loss per share calculation
Convertible preferred stock	4,462,500	10,154,964	—
Options to purchase common stock	1,092,500	2,089,184	2,619,867
Warrants to purchase common stock	250,000	891,636	120,501
Warrants to purchase Series A preferred stock	255,408	255,408	—
Warrants to purchase Series B preferred stock	—	134,596	—
Warrants to purchase Series C preferred stock	—	54,949	—
Unvested shares of common stock subject to repurchase	1,075,186	371,459	560,558

	7,135,594	13,952,196	3,300,926

Recent accounting pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Financial Instruments and for Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000, and is not anticipated to have a material impact on Rosetta's results of operations or financial condition when adopted as Rosetta holds no derivative financial instruments and does not currently engage in hedging activities.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The implementation date of SAB 101 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management believes that Rosetta's revenue recognition practices are in conformity with the guidelines of SAB 101.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" ("FIN 44"), which provides clarification of issues included within Opinion 25. The adoption of FIN 44 did not result in material changes to Rosetta's reported results of operations or financial position in 2000.

3.  BUSINESS ACQUISITION

    On February 22, 1999, Rosetta acquired Acacia, a company conducting drug discovery utilizing recent advances in genome science and combinatorial chemistry. Under the Agreement and Plan of Reorganization (the "Agreement"), Rosetta issued a total of 1,387,298 shares of Series B preferred stock, warrants to acquire an additional 134,596 shares of Series B preferred stock, 2,300,071 shares of common stock and warrants to purchase an additional 33,339 shares of common stock in exchange for all of Acacia's outstanding capital stock. Pursuant to the Agreement, ten percent (10%) of the preferred and common shares were issued and placed in escrow to cover normal representations and warranties at the acquisition date. Consistent with APB 16, these shares were measured and recorded on the acquisition date. In addition, all outstanding stock options to purchase Acacia common stock were replaced with options to purchase 937,169 shares of common stock. All outstanding vested options were replaced with fully vested options to purchase 383,969 shares of common stock. The value of these options has been included in the purchase price of Acacia. Unvested employee stock options of Acacia in the amount of 553,200 were cancelled and the Acacia employees holding options were granted new unvested options in Rosetta, which vest over 48 months, based on continued employment. The intrinsic value of these new unvested options is being amortized over 48 months in a manner consistent with the accelerated method described in FIN No. 28.

    The acquisition was accounted for under the purchase method. The purchase price of $13,365,231 has been allocated to the assets acquired and liabilities assumed by Rosetta based on their fair values at the date of acquisition.

    The allocation of the purchase price is summarized as follows:

Book value of net assets acquired at cost	$153,145
Fair value adjustments
Fair value of purchased technology	9,443,000
Fair value of licensing agreements	500,000
Fair value of assembled workforce	1,298,571

Fair value of net assets acquired	11,394,716

Purchase price
Cash	750,000
Fair value of shares, warrants and options issued	12,301,855
Acquisition costs	313,376

13,365,231

Excess of purchase price over net assets acquired, allocated to goodwill	$1,970,515

    The purchased technology, goodwill and licensing agreements are being amortized over their estimated useful lives of five years and the assembled workforce is being amortized over its estimated useful life of one to three years.

    The following unaudited pro forma information shows the results of Rosetta for the years ended December 31, 1998 and 1999, as if the acquisition of Acacia had occurred on January 1, 1998. The pro forma information includes adjustments relating to the effect of amortizing goodwill and other intangible assets acquired, and assumes that Rosetta's preferred and common shares issued in conjunction with the acquisition were outstanding as of January 1, 1998. The pro forma results of operations are unaudited, have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the acquisition been in effect on the date indicated, or which may occur in the future:

	1998	1999
Revenue	$1,258,158	$1,233,447

Net loss	$(14,318,883)	$(20,855,499)

Basic and diluted net loss per share:	$(3.93)	$(4.78)

4.  INVESTMENTS

    The following is a summary of investments at December 31:

	1999	2000
Commercial paper	$6,057,492	$50,106,121
Market auction preferreds	3,500,000	13,350,000
Government securities	—	6,233,940
Corporate notes	1,394,004	51,214,968

	$10,951,496	$120,905,029

    The amortized costs of available-for-sale securities approximated their fair values at both December 31, 1999 and 2000. Proceeds from the sale of investments were $1,509,293, $2,404,105 and $4,997,620 for the years ended December 31, 1998, 1999 and 2000, respectively. For the years ended December 31, 1998, 1999 and 2000, there were no realized gains or losses on sales of securities. At December 31, 1999 and 2000, all investments either had contractual maturities of less than two years or were redeemable at par value each month.

5.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31:

	1999	2000
Computer equipment	$1,877,724	$4,613,918
Lab and technology development equipment	2,465,862	3,302,233
Office equipment, furniture and fixtures	293,795	790,060
Leasehold improvements	833,266	2,591,569

	5,470,647	11,297,780
Less: accumulated depreciation and amortization	(1,361,488)	(3,400,289)

	$4,109,159	$7,897,491

    Certain of the computer equipment and lab equipment acquired from Acacia listed above at December 31, 1999 and 2000, represent assets under a capital lease in the net amount of $364,729. Accumulated amortization related to these leased assets was $112,567 and $234,323 at December 31, 1999 and 2000.

6.  INTANGIBLE ASSETS

    Intangible assets consisted of the following at December 31:

	1999	2000
Purchased technology	$9,443,000	$9,443,000
Licensing agreements	500,000	8,802,155
Goodwill	1,970,515	1,970,515
Assembled workforce	1,298,571	1,298,571
Trademarks and trade names	40,000	40,000

	13,252,086	21,554,241
Less: accumulated amortization	(2,754,377)	(6,289,157)

	$10,497,709	$15,265,084

7.  ACCRUED LIABILITIES

    Accrued liabilities consisted of the following at December 31:

	1999	2000
Accrued legal and accounting fees	$—	$315,571
Deferred compensation	177,019	1,437,421
Other accrued liabilities	42,129	703,659

	$219,148	$2,456,651

8.  NOTES PAYABLE

    In 1997 and as amended in 1998 and 1999, Rosetta entered into an equipment financing arrangement with a finance company to provide equipment financing up to an aggregate amount of $3.3 million. Each separate financing agreement under this arrangement has a term of 48 months with interest rates ranging from 12.2% to 12.8%, and is collateralized by the related equipment. The financing arrangement includes a provision that in the event that the unrestricted cash balance of Rosetta falls below certain levels (as defined in the arrangement), Rosetta may be required to set aside restricted cash as additional collateral. At December 31, 2000, the unrestricted cash balance requirement was $2.0 million. No cash was required to be restricted under this provision as of December 31, 1999 or 2000.

    At December 31, 1999 and 2000, $2,017,102 and $1,242,839, respectively, was payable under these equipment financing agreements. In connection with the equipment financing agreements, Rosetta issued two six-year warrants to purchase 9,375 and 8,918 shares of Series A Preferred Stock at exercise prices of $4.00 and $4.25 per share in 1997 and 1998, respectively. These warrants were exercised through a cashless exercise in 2000 resulting in the issuance of 12,906 shares.

    At December 31, 2000, Rosetta has a $750,000 line of credit with a bank which bears interest at prime plus 2% (11.5% at December 31, 2000) and will expire in June 2001. The amount available under the line of credit is reduced by any outstanding letters of credit. As of December 31, 2000, Rosetta had one outstanding letter of credit in the amount of $375,000 related to its office facility lease. At December 31, 1999 and 2000, $13,212 and $0, respectively, was payable under the line of credit agreement with the bank.

    The aggregate amount of required principal payments under the equipment financing arrangement and the line of credit as of December 31, 2000, are as follows:

Years ending December 31,
2001	$754,475
2002	366,998
2003	121,366

1,242,839
Less: current portion	(754,475)

$488,364

9.  CAPITAL LEASE

    In connection with the acquisition of Acacia in February 1999, Rosetta assumed a capital lease obligation of Acacia. The remainder of the capital lease obligation is to be repaid over 26 months from the date of the acquisition through April 2001 and is collateralized by the related equipment. Upon completing the lease term, Rosetta has the option to purchase the equipment for 12% of the original purchase price or extend the lease term for 12 months, after which Rosetta will have title to the equipment. Future minimum lease payments under the terms of the lease are $150,340 in 2001, of which $4,586 represents imputed interest.

10. INCOME TAXES

    At December 31, 1999 and 2000, Rosetta had net operating loss carryforwards of approximately $27.7 and $45.0 million, respectively, which begin to expire in 2013. Utilization of approximately $660,000 of these net operating loss carryforwards is subject to the "change of ownership" provisions under Section 382 of the Internal Revenue Code. During 1997, Rosetta experienced ownership changes as defined by the Internal Revenue Code. Accordingly, Rosetta's use of losses incurred through the date of any ownership changes will be limited during the carryforward period, which may result in the expiration of a portion of the net operating losses before utilization. In connection with Rosetta's acquisition of Acacia, Rosetta acquired Acacia's net operating losses of approximately $7.8 million which begin to expire in 2010. Utilization of the entire Acacia net operating losses will be subject to the limitations imposed by Section 382 of the Internal Revenue Code.

    The difference between the income tax benefit in the statements of operations and the amount calculated based on the statutory federal tax rate of 34% and the state apportioned rate, net of the federal tax benefit, is primarily due to the increase in the deferred tax valuation allowance.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Rosetta has placed a valuation allowance against the excess of its deferred tax assets over taxable temporary differences, which will reverse in the carryforward period due to the uncertainty surrounding the ultimate realization of such assets. Management evaluates, on a quarterly basis, the recoverability of the deferred tax asset and the amount of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

    The effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows at December 31:

	1999	2000
Deferred tax assets
Net operating loss carryforwards	$8,311,922	$15,289,933
Deferred revenue	1,553,029	1,740,412
Research and experimentation credit	378,669	378,669
Other	30,630	332,572

	10,274,250	17,741,586

Deferred tax liabilities
Intangible assets (other than goodwill)	(3,033,240)	(2,101,117)
Depreciation	(240,497)	(3,730)
Other	—	(39,304)

	(3,273,737)	(2,144,151)

	7,000,513	15,597,435
Less: valuation allowance	(7,000,513)	(15,597,435)

	$—	$—

11. Commitments and Contingencies

Operating leases

    Rosetta leases its facilities under non-cancelable operating leases expiring through July 2006. Rosetta pays taxes, insurance, normal maintenance and certain other operating expenses. As a condition for one of the leases, Rosetta was required to issue a stand-by letter of credit in the amount of $375,000. To date, no portion of the letter of credit has been utilized. At December 31, 2000, future rental payments due under the leases for the remainder of the lease terms are as follows:

Years ending December 31,
2001	$1,207,037
2002	873,247
2003	256,363
2004	201,994
2005	209,271
Thereafter	17,490

$2,765,402

    Rent expense incurred under operating leases for the years ended December 31, 1998, 1999 and 2000, was approximately $410,000, $677,000 and $976,000, respectively.

Purchase commitments

    In May 2000, Rosetta entered into a supply agreement with Agilent Technologies, Inc. ("Agilent") that obligates Rosetta to purchase, and Agilent to supply, DNA microarrays. The agreement has a three-year term and may be extended for additional one-year periods. Rosetta's current purchase forecast for DNA microarrays during 2001 is approximately $14.7 million. Our purchase obligations under this agreement may be reduced or increased if we provide revised forecasts to Agilent or if the parties otherwise agree during semiannual performance review meetings. In connection with this agreement, Agilent has paid Rosetta $3.0 million for the transfer of know how and technology related to Rosetta's inkjet technology. The agreement may be terminated at any time by mutual consent of the parties and either of the parties may terminate the agreement prior to the end of the three-year term upon material breach of the agreement or upon bankruptcy of the other party.

    Rosetta currently purchases the majority of its DNA microarrays from one vendor. These DNA arrays are integral to the operations of Rosetta in its research and development efforts. Failure to obtain these DNA microarrays when required could negatively impact Rosetta's operating results until an alternative supply source is established. Because of the required patents necessary to manufacture such arrays, there can be no assurance that such arrays would be available and on comparable terms.

12. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

    The authorized capital stock of Rosetta consists of 75,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, $0.001 par value per share. In March and August 2000, the Certificate of Incorporation was amended to change the authorized amount of common and preferred stock. Accordingly, the disclosures in the financial statements and related notes have been adjusted to reflect the August 2000 amendment to the Certificate of Incorporation.

Convertible preferred stock

    At December 31, 1999, preferred stock consisted of the following:

Series	Shares designated	Shares issued and outstanding	Recorded amount	Common stock reserved for conversion	Liquidation preference
A	6,225,000	4,462,500	$17,001,491	4,462,500	$17,850,000
B	1,600,000	1,387,298	5,549,192	1,387,298	5,549,192
C	2,750,000	2,019,452	6,917,880	2,019,452	9,087,534
D	2,285,714	2,285,714	11,963,243	2,285,714	11,999,999

	12,860,714	10,154,964	$41,431,806	10,154,964	$44,486,725

    Effective March 15, 2000, Rosetta issued 4,442,378 shares of its Series E preferred stock at a price of $9.36 for total proceeds to Rosetta of $41,580,667. The rights and preferences of Series E preferred stock are substantially the same as the rights and preferences of Series A through D preferred stock. In connection with the issuance of the Series E preferred stock and in accordance with a commission agreement, Rosetta paid $250,000 and issued warrants to purchase 26,709 shares of Series E preferred stock at $9.36 per share to a member of its Board of Directors for providing sources of equity financing. The Series E preferred stock is convertible into common stock at a conversion price of $9.36 per share. At the date of issuance of the Series E preferred stock, Rosetta believed the per share price of $9.36 represented the fair value of the preferred stock and was in excess of the fair value of its common stock. Subsequent to the commencement of Rosetta's initial public offering process, Rosetta reevaluated the fair market value of its common stock as of March 2000 and determined it to be $11.00 per share. Pursuant to EITF 98-5, the incremental fair value is deemed to be the equivalent of a preferred stock dividend. Rosetta recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders' equity. The amount increased the loss allocable to common stockholders in the calculation of basic net loss per share for the three months ended March 31, 2000.

    During 2000 several warrant holders exercised warrants to purchase 21,270 shares of preferred stock, resulting in net proceeds to Rosetta of $33,456. Upon the closing of Rosetta's initial public offering on August 8, 2000, all outstanding shares of preferred stock converted into 14,618,612 shares of common stock.

    Preferred stock may be issued in one or more series, each with such designations, preferences, rights, qualifications, limitations and restrictions as the Board of Directors of Rosetta may determine at the time of issuance. As a result of the amendment to the Certificate of Incorporation in August 2000, the number of shares authorized for preferred stock was decreased from 18,000,000 to 5,000,000.

Common stock

    Common stock issued to founders of Rosetta generally vests over four years, with 12.50% of the shares vesting six months from the date of grant, and on a monthly, pro rata basis thereafter. As part of the capitalization of Rosetta, founders of Rosetta purchased 2,031,335 shares of common stock, of which 50,681 shares are unvested at December 31, 2000, and remain subject to repurchase at the original issuance price ($0.034 per share) in the event of termination of employment or services to Rosetta. Rosetta has repurchased 147,494 shares in accordance with these rights. Options for 509,877 shares of common stock have been exercised as of December 31, 2000, which are subject to repurchase by Rosetta at the weighted-average exercise price of $1.33 per share. Pursuant to SFAS 123 and EITF 96-18, Rosetta recognizes stock compensation expense for founder shares that have been issued to nonemployees and that are subject to performance criteria. As the common stock vests, Rosetta remeasures the compensation based on the then-existing fair value of its common stock; consequently, the amount of deferred compensation and compensation expense will vary based upon changes in the fair value of Rosetta's common stock. For the years ended December 31, 1998, 1999 and 2000, Rosetta recognized stock compensation for restricted founder shares held by nonemployees in the amounts of $394,940, $1,473,923 and $20,505, respectively.

    In connection with certain license agreements entered into by Rosetta in 1997, Rosetta issued 442,000 and 30,000 shares of common stock in 1997 and 1999, respectively.

    As a result of the March 2000 amendment to the Certificate of Incorporation, the number of shares of common stock authorized was increased to 40,000,000 from 36,000,000. In August 2000, the Board of Directors increased the authorized shares of common stock from 40,000,000 to 75,000,000.

    On August 3, 2000, Rosetta completed an initial public offering of its common stock pursuant to a registration statement on Form S-1 that was declared effective by the SEC on August 2, 2000. All 7,200,000 shares of common stock offered in the final prospectus, as well as an additional 1,080,000 shares of common stock subject to the underwriters' over-allotment option that was exercised on August 28, 2000, were sold at a price per share of $14.00. The aggregate gross proceeds of the shares offered and sold was $115,920,000. Expenses related to the offering, including underwriters' discounts and commissions of $8,114,400, were $9,575,915.

    Concurrent with the closing of the initial public offering, Rosetta sold to Agilent 714,285 shares of its unregistered common stock at $14.00 per share, which generated cash proceeds of $10.0 million.

Warrants

    In connection with the 1997 Series A preferred stock financing, Rosetta issued warrants to purchase 228,751 shares of Series A convertible preferred stock for $4.00 per share and 250,000 shares of common stock for $0.05 per share, subject to adjustment (as defined in the warrant agreement). The value ascribed to these warrants was $686,303 and $91,548, respectively. A portion of these warrants were exercised through a cashless exercise in 2000 resulting in the issuance of 368,861 shares of common stock. The remainder of the warrants were exercised via cash consideration resulting in the issuance of 78,125 shares of common stock and proceeds to Rosetta of $3,906. As part of the exercise of the warrants to purchase 250,000 shares of common stock, certain of Rosetta's founders were required to contribute back to Rosetta 200,000 shares of common stock at their original issuance price.

    In connection with the 1999 Series C preferred stock financing, Rosetta issued warrants to purchase 54,949 shares of Series C convertible preferred stock for $4.50 per share. The value ascribed to these warrants was $184,396. Also in connection with the Series C financing, Rosetta issued warrants to purchase 608,297 shares of common stock for $0.45 per share. The value ascribed to these warrants was $2,535,326. The net proceeds of the convertible Series C preferred stock financing were allocated between Series C convertible preferred stock and additional paid-in capital based on the relative fair values of the Series C preferred stock and the common stock warrants. A portion of these warrants were exercised through a cashless exercise in 2000 resulting in the issuance of 521,896 shares of common stock. The remainder of the warrants were exercised via cash consideration resulting in the issuance of 117,141 shares of common stock and proceeds to Rosetta of $52,713.

    In connection with the 2000 Series E preferred stock financing, Rosetta issued warrants to purchase 26,709 shares of Series E convertible preferred stock for $9.36 per share. These warrants were exercised via a cashless exercise resulting in the issuance of 18,198 shares of common stock.

    All outstanding warrants to purchase preferred stock converted to warrants to purchase common stock upon the closing of Rosetta's initial public offering.

    At December 31, 2000, there were outstanding warrants to purchase 120,501 shares of common stock having exercise prices ranging from $4.54 to $6.21. The fair values of these warrants on their grant date ranged from $0.43 to $1.72. These warrants expire in 2001 through 2003.

13. STOCK-BASED COMPENSATION

    In 1997, Rosetta approved the 1997 Stock Plan (the "Plan") for employees, directors, consultants and independent contractors under which 3,107,825 shares of common stock were reserved. In November 1999, the number of shares reserved under the plan was increased to 5,286,913. Pursuant to the Plan, the Board of Directors has the ability to grant nonqualified and incentive stock options and to establish the vesting period, exercise price and expiration period of all options. Options generally vest over a four-year period and expire ten years from the date of grant. Certain options have been granted that are immediately exercisable, subject to Rosetta's right of repurchase, which expires over a four-year vesting period.

    In March 2000, Rosetta's Board of Directors adopted the 2000 Stock Plan. The 2000 Stock Plan provides for the grant of incentive stock options to employees (including officers and employee directors) and for the grant of nonstatutory stock options to employees, officers, directors (including nonemployee directors) and consultants. A total of 5,286,913 shares of Rosetta's common stock have been reserved for issuance under the 2000 Stock Plan. Options have a maximum term of 10 years and vest according to schedules as determined by the Board of Directors. The exercise price of options issued as incentive stock options must be at least equal to the fair market value of Rosetta's common stock on the issuance date. The exercise price of each non-statutory stock option granted under this plan must equal at least 85% of the fair market value of Rosetta common stock on the date of grant.

    In March 2000, Rosetta's Board of Directors adopted the 2000 Director's Stock Option Plan ("Director's Plan"). Under the terms of the Director's Plan, each existing nonemployee director received an option to purchase 25,000 shares of common stock upon the effective date of this plan, August 2000. Each new nonemployee who becomes a director after the effective date of this plan will also be entitled to receive an option to purchase 25,000 shares of common stock. Options issued are subject to monthly vesting requirements over 48 months. The Director's Plan also provides for annual grants of options to purchase 5,000 shares of common stock to each nonemployee director who has served on Rosetta's Board of Directors for at least six months. These annual grants become exercisable in full on the fourth anniversary date of the grant. Options issued under the Director's Plan will have a maximum term of 10 years. A total of 600,000 shares of Rosetta's common stock has been reserved for issuance under the Director's Plan.

    In March 2000, Rosetta's Board of Directors adopted the 2000 Employee Stock Purchase Plan ("the Purchase Plan"). The Purchase Plan allows all eligible employees to participate by purchasing Rosetta's common stock using a uniform percentage of compensation at a discount allowed under guidelines issued by the Internal Revenue Service. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. A total of 350,000 shares of Rosetta's common stock has been reserved for issuance under the Purchase Plan. Each year, the number of shares reserved under the Purchase Plan will be increased by the lesser of (1) 350,000 shares; (2) 1.4% of Rosetta's outstanding common stock on the last day of the immediately preceding fiscal year; (3) or an amount as determined by the Board of Directors. The Purchase Plan will be implemented by a series of offering periods of approximately 24 months' duration, with new offering periods (other than the first offering period) commencing on February 1 and August 1 of each year. Each offering period will consist of consecutive purchase periods of approximately six months' duration. At the end of each purchase period an automatic purchase will be made for participants. The initial offering period commenced on August 2, 2000, and will end on July 31, 2002. No purchases were made under the Purchase Plan in 2000.

    Option activity, including all stock option plans, for the period from December 31, 1997, to December 31, 2000, is as follows:

		Options outstanding
	Shares available for grant	Number of Shares	Weighted- average exercise price
Balances, December 31, 1997	2,239,825	868,000	$0.40
Options granted	(449,500)	449,500	$0.40
Options exercised	—	(179,713)	$0.40
Options cancelled	47,787	(47,787)	$0.40

Balances, December 31, 1998	1,838,112	1,090,000	$0.40
Additional shares reserved	2,179,088	—
Options granted	(1,499,098)	1,499,098	$0.42
Options exercised	—	(221,756)	$0.40
Options cancelled	282,658	(282,658)	$0.40

Balances, December 31, 1999	2,800,760	2,084,684	$0.41
Additional shares reserved	5,886,913	—	—
Options granted	(2,335,450)	2,335,450	$6.73
Options exercised	—	(1,651,979)	$1.33
Options cancelled	148,288	(148,288)	$4.82

Balances, December 31, 2000	6,500,511	2,619,867	$5.21

    The following table summarizes information about options outstanding at December 31, 2000 as follows:

Options outstanding						Options exerciseable
Range of exercise prices			Number of shares	Weighted- average remaining contractual life (in years)	Weighted- average exercise price	Number of shares	Weighted- average exercise price
$0.40	-	$0.53	699,897	7.70	$0.42	699,897	$0.42
2.88	-	5.25	1,401,470	9.16	3.60	1,401,470	3.60
10.00	-	14.00	314,500	9.58	11.91	—	—
16.00	-	20.88	67,000	9.98	16.80	—	—
22.06	-	27.89	137,000	9.79	25.15	—	—

			2,619,867	8.87	$5.21	2,101,367	$2.54

    The following table presents net loss and per share amounts as if Rosetta accounted for compensation expense related to stock options and the employee stock purchase plan under the fair value method prescribed by SFAS No. 123 for the years ended December 31:

	Years ended December 31,
	1998	1999	2000
As reported
Net loss attributable to common stockholders	$(7,112,218)	$(20,314,243)	$(39,987,231)
Net loss per share, basic and diluted	$(5.29)	$(5.04)	$(2.50)
Pro forma
Net loss attributable to common stockholders	$(7,153,231)	$(20,477,286)	$(42,830,668)
Net loss per share, basic and diluted	$(5.32)	$(5.08)	$(2.68)

    For the SFAS No. 123 pro forma disclosure, the fair value of each option granted through August 1, 2000, was estimated on the date of grant using the minimum value method and the fair value of each option granted from August 2, 2000, through December 31, 2000, was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Years ended December 31,
	1998	1999	2000
Risk-free interest rate	5.00%	5.20%	6.36%
Expected lives	5 years	5 years	5 years
Expected dividends	None	None	None
Expected volatility	65%	65%	65%

    For the purpose of valuing stock-based compensation associated with the employee stock purchase plan, we used the following weighted-average assumptions: risk-free interest rate of 5.49%, expected lives of two years, no expected dividends and expected volatility of 65%.

    The following table summarizes the weighted-average fair values of stock options granted for the years ended December 31:

	1998	1999	2000
Weighted-average fair values of options granted whose exercise price was equal to the fair value of the stock on the date of grant:	$—	$—	$11.26
Weighted-average fair values of options granted whose exercise price was less than the fair value of the stock on the date of grant:	$1.20	$2.99	$7.56

Deferred stock compensation

    During 1998, 1999 and 2000, Rosetta granted stock options to certain employees under the 1997 Stock Plan with exercise prices below the fair value of Rosetta's common stock at the date of grant. In accordance with the requirements of APB 25, Rosetta has recorded deferred stock compensation for the difference between the exercise price of the stock options and the fair value of Rosetta's common stock at the date of grant. This deferred stock compensation is amortized to expense over the period during which the options or common stock subject to repurchase vest, generally four years, using an accelerated method as described in FIN No. 28. Rosetta recorded deferred stock compensation related to these options in the amounts of $365,669, $2,845,970 and $12,278,889 for the years ended December 31, 1998, 1999 and 2000, respectively. Amortization of this deferred stock compensation amounted to $104,955, $1,420,245 and $7,711,820 for the years ended December 31, 1998, 1999 and 2000, respectively.

    During 1998, 1999 and 2000, Rosetta granted stock options to certain consultants and other third parties. Rosetta has recorded deferred stock compensation using the fair value method calculated using the Black-Scholes option pricing model and is amortizing the deferred stock compensation over the vesting or performance period using the accelerated method discussed above. Rosetta recorded deferred stock compensation related to these options in the amounts of $185,623, $1,110,205, and $1,119,022 for the years ended December 31, 1998, 1999 and 2000, respectively. Amortization of this deferred stock compensation amounted to $80,669, $677,461 and $1,665,528 for the years ended December 31, 1998, 1999 and 2000, respectively.

14. 401(K) PLAN

    Rosetta maintains a 401(k) plan ("the Plan") that covers all employees who satisfy certain eligibility requirements relating to minimum age, length of service and hours worked. Under the Plan, eligible employees may make pretax elective contributions of up to 25% of their compensation, subject to maximum limits on contributions prescribed by law. Under the profit-sharing portion of the Plan, Rosetta may make an annual contribution for the benefit of eligible employees in an amount determined by the Board of Directors. Rosetta has not made any such contribution through December 31, 2000.

15. LICENSE AGREEMENTS

    In September 1997, Rosetta entered into a license agreement with the University of Washington. The University of Washington granted Rosetta an exclusive, worldwide, sublicensable license (subject to the rights of certain U.S. governmental agencies and a grant-back to the University of Washington for noncommercial research purposes) to certain technology pertaining to inkjet synthesis of oligonucleotides. Rosetta paid an up-front license fee upon execution of the license agreement that consisted of the issuance of 90,000 shares of common stock to the University of Washington. Rosetta is also obligated to make future periodic payments on the anniversary date of the agreement. In addition, Rosetta is obligated to make royalty payments on any product sales. Rosetta was also obligated to issue 30,000 additional shares of common stock upon the occurrence of certain events. In 1999, Rosetta issued the additional 30,000 shares of common stock. In connection with the issuance, Rosetta recognized $150,000 in stock-based compensation expense for the estimated fair value of the stock on the date of the issuance.

    In December 1997, Rosetta entered into a license agreement with the Fred Hutchinson Cancer Research Center (the "FHCRC"). Under the agreement, the FHCRC granted Rosetta an exclusive, worldwide, sublicensable license (subject to the rights of certain U.S. governmental agencies and a grant-back to the FHCRC for noncommercial research purposes) to certain drug screening technology. Rosetta paid an up-front license fee upon execution of the license agreement that consisted of the issuance of 352,000 shares of common stock to the FHCRC. Of these shares issued, 88,000 shares were subject to repurchase by Rosetta if certain milestones were not met by December 2002. In May 1999, Rosetta waived the repurchase option and in conjunction with the waiver, recognized $407,000 of stock-based compensation expense for the estimated fair market value of the stock on the date of the waiver. Rosetta is also obligated to pay the FHCRC a fixed annual payment of $50,000 upon issuance of the first U.S. patent containing claims covering the licensed technology.

    In November 1998, Rosetta entered into a three-year internal-use license agreement with Affymetrix, Inc. ("Affymetrix"), which is renewable on an annual basis. Under the license agreement, Affymetrix granted Rosetta a nonexclusive, nontransferable and nonsublicensable worldwide license to certain patents related to the fabrication and use of nucleic acid arrays.

    As part of Rosetta's merger with Acacia in February 1999, Rosetta assumed an agreement with the University of California. Under this agreement, Rosetta has an exclusive license to two issued U.S. patents, 5,569,588 and 5,777,888 (the '888 patent), and patent applications related to these patents. The '888 patent covers a fundamental analysis approach useful for gene expression analysis. Under the agreement, Rosetta is obligated to pay the University of California an annual minimum royalty and a percentage of revenues that it obtains from sublicensing this technology.

    In October 1999, Rosetta entered into an agreement with Agilent. This seven-year agreement provides the following:

  •
  Agilent and Rosetta will make and sell products in the gene expression field.

  •
  Agilent has the exclusive right to market and sell DNA microarrays manufactured using Rosetta's inkjet synthesizer and related design technology, in exchange for certain royalty payments.

  •
  Revenues from the research and development and licensing rights payments have been deferred and are being recognized ratably over the seven-year term of the agreement.

  •
  Rosetta has received payments of $6.8 million through December 31, 2000, and Agilent has committed to pay an additional $2.1 million in 2001 and $800,000 in 2002.

  •
  The agreement expires in 2006.

    On March 16, 2000, Rosetta entered into a licensing agreement with OGT. Under the terms of this agreement OGT granted Rosetta a nonexclusive, worldwide license to manufacture, have manufactured and use nucleic acid arrays. Rosetta paid OGT an up-front license fee upon execution of this license agreement, which consisted of $1,000,000 in cash and 686,928 shares of common stock. Rosetta recorded a prepaid license fee based on the cash paid and the estimated fair market value of the common stock on the date of the agreement, $7,556,208. This license agreement will be amortized on a straight-line basis over its estimated useful life of seven years. Rosetta agreed during the term of the agreement to license to OGT all patents or other intellectual property which it owns or controls related to instrumentation and methods for making nucleic acid arrays. Rosetta additionally consented to allow Agilent to sublicense certain of Rosetta's inkjet patents to OGT. Both Rosetta and OGT are required to pay each other quarterly royalty payments based upon the provision of services.

16. RELATED PARTY TRANSACTIONS

    In 1997, a stockholder of Rosetta guaranteed the bank line of credit. In connection with the guarantee, the stockholder received warrants to purchase 8,364 shares of Series A preferred stock for $4.00 per share. In connection with the renewal of the bank line of credit in 1999, the line of credit is no longer guaranteed by the stockholder. These warrants were exercised in 2000 resulting in the issuance of 8,364 shares for consideration of $33,456.

    In connection with the issuance of Series C and Series E preferred stock in 1999 and 2000, respectively, and in accordance with a commission agreement, Rosetta paid $165,000 and $250,000 and issued warrants to purchase 54,949 and 26,709 shares of preferred stock at exercise prices of $4.50 and $9.36, respectively, to a former member of its Board of Directors for providing sources of equity financing.

    In connection with the initial public offering and ongoing costs of general corporate counsel, Rosetta incurred approximately $834,000 in legal costs to an outside law firm that is a shareholder of Rosetta.

    In connection with a collaboration and a supply agreement Rosetta entered into for research and development, certain licensing rights, and transfer of know how and technology to Agilent, Rosetta received payments of $4,468,323 and $6,116,296 and recognized revenue of $345,892 and $5,097,229, respectively, for the years ended December 31, 1999 and 2000. Deferred revenue related to this agreement at December 31, 1999 and 2000, was $4,122,431 and $5,088,858. Also in connection with the collaboration agreement, Agilent sold $4.7 million in Rosetta Resolver Gene Expression Data Analysis Systems, of which Rosetta retained $4.0 million after applying the revenue-sharing provisions of the collaboration.

    In connection with the Supply Agreement between Rosetta and Agilent, Rosetta purchased approximately $2.3 million in microarrays, scanners and other peripherals during 2000. Of these purchases, approximately $2.3 million remains outstanding as a payable at December 31, 2000.

17. UNAUDITED QUARTERLY RESULTS

    The following tables set forth certain unaudited quarterly results of operations of Rosetta for the year ended 1999. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	Mar. 31, 1999	Jun. 30, 1999	Sep. 30, 1999	Dec. 31, 1999	Mar. 31, 2000	Jun. 30, 2000	Sep. 30, 2000	Dec. 31, 2000
	(In thousands, except per share data)
Revenues	$292	$186	$119	$386	$548	$1,371	$2,988	$5,552

Operating expenses
Cost of product revenue	—	—	—	—	—	—	—	968
Research and development	2,138	3,061	2,537	3,057	3,286	4,391	6,989	7,616
Marketing, general and administrative	981	1,828	2,097	2,291	2,950	4,166	3,981	4,787
Stock-based compensation	559	871	511	1,631	2,477	3,305	2,139	1,457

Total operating expenses	3,678	5,760	5,145	6,979	8,713	11,862	13,109	14,828

Loss from operations	(3,386)	(5,574)	(5,026)	(6,593)	(8,165)	(10,491)	(10,121)	(9,276)
Other income	48	97	56	64	268	804	1,766	2,513

Net Loss	(3,338)	(5,477)	(4,970)	(6,529)	(7,897)	(9,687)	(8,355)	(6,763)
Deemed dividend upon issuance of convertible preferred stock	—	—	—	—	(7,285)	—	—	—

Net loss attributable to common stockholders	$(3,338)	$(5,477)	$(4,970)	$(6,529)	$(15,182)	$(9,687)	$(8,355)	$(6,763)

Basic and diluted net loss per share	$(1.26)	$(1.27)	$(1.11)	$(1.39)	$(2.77)	$(1.49)	$(0.40)	$(0.22)

Weighted average shares used in computing basic and diluted net loss per share	2,655	4,315	4,497	4,695	5,473	6,509	20,729	31,329

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

PART III

    The information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of stockholders to be held May 16, 2001, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Index to Consolidated Financial Statements and Financial Statement Schedules
			Page

(a)	The following documents are filed as part of this report:
	(1)	Financial Statements
		Report of independent accountants	37
		Consolidated Balance Sheets as of December 31, 1999 and 2000	38
		Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000	39
		Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) for the period from December 31, 1997, through December 31, 2000	40
		Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000	42
		Notes to Consolidated Financial Statements	43
	(2)	Supplemental Financial Statement Schedule for the years ended December 31, 1998, 1999 and 2000
		Schedule II—Valuation and Qualifying Accounts	63

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
	(3)	Exhibits
The exhibits filed as part of this report on Form 10-K are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.
(b)	Reports on Form 8-K
No Reports on Form 8-K were filed during the fourth quarter of fiscal year 2000.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31,	Description	Balance at Beginning of Period	Charges to costs and expenses	Charges to other accounts	Deductions	Balance at End of Period
1998	Tax valuation allowance	$617,548	$—	$2,217,531	$—	$2,835,079
1999	Tax valuation allowance	2,835,079	—	4,165,434	—	7,000,513
2000	Tax valuation allowance	7,000,513	—	8,596,922	—	15,597,435

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSETTA INPHARMATICS, INC.
By:	/s/ STEPHEN H. FRIEND Stephen H. Friend, M.D., Ph.D. Chairman, President and Chief Executive Officer

Date: March 30, 2001

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen H. Friend and Gregory Sessler, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN H. FRIEND Stephen H. Friend, M.D., Ph.D.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2001
/s/ JOHN J. KING II John J. King II	Senior Vice President, Chief Operating Officer and Director	March 30, 2001
/s/ GREGORY SESSLER Gregory Sessler	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2001

Signature	Title	Date

/s/ WILLIAM I. BUFFINGTON William I. Buffington	Director	March 30, 2001
/s/ WILLIAM W. ERICSON William W. Ericson	Director	March 30, 2001
/s/ STEVEN GILLIS Steven Gillis, Ph.D.	Director	March 30, 2001
/s/ RUTH KUNATH Ruth Kunath	Director	March 30, 2001
/s/ HARVEY S. SADOW Harvey S. Sadow, Ph.D.	Director	March 30, 2001
/s/ CHARLES P. WAITE Charles P. Waite	Director	March 30, 2001

Index to Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation. (filed as Exhibit 3.1 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
3.2	Amended and Restated Bylaws.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen stock certificate (filed as Exhibit 4.1 to Rosetta's S-1/A dated June 21, 2000 and incorporated herein by reference).
4.3	Amended and Restated Investors' Rights Agreement dated March 15, 2000 between Rosetta and holders of Rosetta's Series A, Series B, Series C, Series D and Series E preferred stock (filed as Exhibit 4.2 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
10.1	1997 Stock Plan (filed as Exhibit 10.2 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
10.2	2000 Stock Incentive Plan (filed as Exhibit 10.3 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
10.3	2000 Employee Stock Purchase Plan (filed as Exhibit 10.4 to Rosetta's S-1/A dated August 2, 2000 and incorporated herein by reference).
10.4	2000 Directors' Stock Option Plan (filed as Exhibit 10.5 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
10.5	Amended and Restated Contribution Agreement dated November 1997 by and among Stephen Friend, Leroy Hood and the Fred Hutchinson Cancer Research Center and Rosetta (filed as Exhibit 10.6 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
10.6	Series C Preferred Stock Purchase Agreement between Rosetta and certain stockholders, dated April 1, 1999 (filed as Exhibit 10.7 to Rosetta's S-1 dated March 17, 2000 and incorporated herein by reference).
10.7	Series D Preferred Stock Purchase Agreement between Rosetta and Hewlett-Packard Company, dated October 1, 1999 (filed as Exhibit 10.8 to Rosetta's S-1 dated March 17, 2000 and incorporated herein by reference).
10.8	Series E Preferred Stock Purchase Agreement between Rosetta and certain stockholders, dated March 15, 2000 (filed as Exhibit 10.9 to Rosetta's S-1 dated March 17, 2000 and incorporated herein by reference).
10.9	Common Stock Purchase Agreement between Rosetta and Stephen Friend, dated January 31, 1997 (filed as Exhibit 10.10 to Rosetta's S-1 dated March 17, 2000 and incorporated herein by reference).
10.10	Common Stock Purchase Agreement between Rosetta and Stephen Friend dated May 15, 1997 (filed as Exhibit 10.11 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
10.11	Common Stock Purchase Agreement between Rosetta and John King, dated May 15, 1997 (filed as Exhibit 10.12 to Rosetta's S-1 dated March 17, 2000 and incorporated herein by reference).

+	10.12	Amended and Restated Exclusive License by and between Rosetta and The Regents of The University of California for Gene Reporter Matrix with an original effective date of September 1, 1995 and amended and restated as of December 1, 1998 (filed as Exhibit 10.13 to Rosetta's S-1/A dated July 26, 2000 and incorporated herein by reference).
	10.13	Lease Agreement dated February 19, 1997 between Rosetta and Riggs Bank N.A., as trustee for Multi-Employer Property Trust for space at Building G at Suite 210, 12040 115th Avenue NE, Kirkland, WA 98034, and amendments thereto (filed as Exhibit 10.16 to Rosetta's S-1 dated March 17, 2000 and incorporated herein by reference).
	10.14	Amended and Restated Loan Security Agreement dated November 10, 1998 between Rosetta and Silicon Valley Bank (filed as Exhibit 10.17 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
+	10.15	Patent License Agreement dated September 1, 1997 between Rosetta and the University of Washington (filed as Exhibit 10.19 to Rosetta's S-1/A dated July 26, 2000 and incorporated herein by reference).
	10.16	Equipment Financing Agreement dated September 10, 1997 between Rosetta and Lease Management Services, Inc. (filed as Exhibit 10.20 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
	10.17	Letter Equipment Financing Proposal from Lease Management Services, Inc. to Rosetta dated June 18, 1997 and revised July 16, 1997 (filed as Exhibit 10.21 to Rosetta's S-1/A dated June 21, 2000 and incorporated herein by reference).
	10.18	Time and line letter extension from LMSI Venture Finance to Rosetta Inpharmatics, Inc. dated July 28, 1999 (filed as Exhibit 10.22 to Rosetta's S-1/A dated June 21, 2000 and incorporated herein by reference).
+	10.19	License Agreement between Rosetta and Fred Hutchinson Cancer Research Center dated December 23, 1997 (filed as Exhibit 10.23 to Rosetta's S-1/A dated August 2, 2000 and incorporated herein by reference).
+	10.20	Internal Use License Agreement between Rosetta and Affymetrix, Inc. dated November 30, 1998 (filed as Exhibit 10.25 to Rosetta's S-1/A dated July 26, 2000 and incorporated herein by reference).
+	10.21	License Agreement between Rosetta and Xenometrix, Inc. dated November 12, 1998 (filed as Exhibit 10.26 to Rosetta's S-1/A dated August 2, 2000 and incorporated herein by reference).
	10.22	Equipment Financing Agreement between Acacia Biosciences, Inc. and Lease Management Services, Inc. dated September 25, 1997 (filed as Exhibit 10.27 to Rosetta's S-1/A dated June 21, 2000 and incorporated herein by reference).
	10.23	Consulting Agreement between Rosetta and Dr. Jasper Rine, Ph.D dated February 23, 1999 (filed as Exhibit 10.28 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
+	10.24	Resolver Early Access Program Agreement between Rosetta and Dupont Pharmaceuticals Company dated September 30, 1999 (filed as Exhibit 10.29 to Rosetta's S-1/A dated August 2, 2000 and incorporated herein by reference).
+	10.25	Gene Expression Collaboration Agreement between Rosetta and Hewlett-Packard Company (Agilent) dated October 1, 1999 (filed as Exhibit 10.30 to Rosetta's S-1/A dated August 2, 2000 and incorporated herein by reference).

+	10.26	License Agreement between Rosetta and Oxford Gene Technology IP Limited dated March 16, 2000 (filed as Exhibit 10.31 to Rosetta's S-1/A dated August 2, 2000 and incorporated herein by reference).
	10.27	Common Stock Issuance Agreement between Rosetta and Oxford Gene Technology IP Limited dated March 16, 2000 (filed as Exhibit 10.32 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
+	10.28	Collaboration Agreement between Rosetta and Corixa Corporation dated December 20, 1999 (filed as Exhibit 10.33 to Rosetta's S-1/A dated August 2, 2000 and incorporated herein by reference).
	10.29	Offer letter between Rosetta and Stephen Friend dated June 21, 1997 (filed as Exhibit 10.34 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
	10.30	Offer letter between Rosetta and Roland Stoughton dated June 6, 1997 (filed as Exhibit 10.35 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
	10.31	Offer letter between Rosetta and John King dated April 15, 1997 (filed as Exhibit 10.36 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
	10.32	Offer letter between Rosetta and Mark Boguski dated March 13, 1999 (filed as Exhibit 10.37 to Rosetta's S-1/A dated May 9, 2000 and incorporated herein by reference).
+	10.33	Pilot Project Collaboration Agreement between Rosetta and Monsanto Company dated February 3, 2000 (filed as Exhibit 10.38 to Rosetta's S-1/A dated August 2, 2000 and incorporated herein by reference).
	10.34	Promissory Note between Mark Boguski and Rosetta dated March 14, 2000 (filed as Exhibit 10.39 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
	10.35	Offer letter between Rosetta and Gregory Sessler dated March 13, 2000 (filed as Exhibit 10.40 to Rosetta's S-1/A dated May 9, 2000 and incorporated herein by reference).
	10.36	Promissory note between Rosetta and Gregory Sessler dated March 13, 2000 (filed as Exhibit 10.41 to Rosetta's S-1/A dated May 9, 2000 and incorporated herein by reference).
+	10.37	Supply Agreement between Rosetta and Agilent Technologies, Inc. dated May 25, 2000 (filed as Exhibit 10.42 to Rosetta's S-1/A dated August 2, 2000 and incorporated herein by reference).
+	10.38	Sun Channel Agreement between Sun Microsystems Inc. and Rosetta dated February 1, 2000 (filed as Exhibit 10.43 to Rosetta's S-1/A dated August 2, 2000 and incorporated herein by reference).
	10.39	Letter lease proposal from Lease Management Services, Inc. to Acacia Biosciences, Inc. dated April 25, 1997 (filed as Exhibit 10.44 to Rosetta's S-1/A dated June 21, 2000 and incorporated herein by reference).
	10.40	Common Stock Purchase Agreement between Rosetta and Agilent Technologies, Inc. dated June 2000 (filed as Exhibit 10.45 to Rosetta's S-1/A dated July 26, 2000 and incorporated herein by reference).
	10.41	Amendment No. 1 (dated May 25, 2000) to the Gene Expression Agreement between Rosetta and Agilent Technologies, Inc. dated October 1, 1999 (filed as Exhibit 10.46 to Rosetta's S-1/A dated July 26, 2000 and incorporated herein by reference).
+	10.42	Monsanto/Rosetta Inpharmatics Collaboration Agreement between Rosetta and Monsanto Company dated November 21, 2000.

	10.43	Lease Agreement dated September 30, 2000 between Rosetta and Richard and Jacquelyne Doane for property located at 12220 — 113th Avenue NE, Suite 210, Kirkland, WA 98034.
+	10.44	Amendment No. 1 (dated March 28, 2001) to the Supply Agreement between Rosetta and Agilent Technologies, Inc. dated May 25, 2000.
	23.1	Consent of PricewaterhouseCoopers LLP, Independent Public Accountants.
	24.1	Power of Attorney (appears on the signature page of this report).

    +  Confidential treatment requested or granted as to portions of this Exhibit.

QuickLinks

PART I
PART II
Rosetta Inpharmatics, Inc. Table of Contents
Report of Independent Accountants
Rosetta Inpharmatics, Inc. Consolidated Balance Sheets
Rosetta Inpharmatics, Inc. Consolidated Statements of Operations
Rosetta Inpharmatics, Inc. Consolidated Statements of Cash Flows
Rosetta Inpharmatics, Inc. Notes to Consolidated Financial Statements
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY
Index to Exhibits