Form 10-Q
period 2001-03-31
ROSETTA INPHARMATICS INC
filed 2001-05-08
CIK 1081935

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 000-30977

Rosetta Inpharmatics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1770023
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class	Outstanding at April 30, 2001
Common Stock, $.001 par value	32,204,417

Page 1 of 31 Pages
Exhibit Index appears on Page 28

Rosetta Inpharmatics, Inc.
Index to Form 10-Q

Part I. Financial Information

Item 1: Financial Statements

Rosetta Inpharmatics, Inc.

Balance Sheets

	December 31, 2000	March 31, 2001
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$32,584,777	$53,267,082
Investments	120,905,029	102,390,857
Accounts receivable	2,097,871	711,706
Accounts receivable from related party	2,150,618	939,680
Interest receivable	898,671	1,524,003
Prepaid expenses and other current assets	1,472,121	1,535,463

Total current assets	160,109,087	160,368,791
Property and equipment, net	7,897,491	8,059,190
Intangible assets, net	15,265,084	14,335,369
Deposits and other assets	587,630	638,800

Total assets	$183,859,292	$183,402,150

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,476,876	$1,284,003
Accrued liabilities	2,456,651	7,728,730
Related party payable	2,253,808	479,421
License fees payable	166,667	166,667
Deferred revenue	3,985,357	3,690,070
Current portion of capital lease obligations	145,754	89,505
Current portion of notes payable	754,475	659,609

Total current liabilities	11,239,588	14,098,005
Notes payable, net of current portion	488,364	374,165
Deferred revenue	3,705,284	3,984,391

Total liabilities	15,433,236	18,456,561

Contingencies and commitments
Stockholders' equity
Common stock, par value $0.001; 75,000,000 shares authorized; 32,083,028 and 32,202,309 shares issued and outstanding	32,083	32,202
Additional paid-in capital	238,394,336	238,953,121
Notes and interest receivable from stockholders	(1,711,155)	(1,737,610)
Deferred stock compensation	(6,276,203)	(5,013,864)
Accumulated deficit	(62,013,005)	(68,030,432)
Accumulated other comprehensive income	—	742,172

Total stockholders' equity	168,426,056	164,945,589

Total liabilities and stockholders' equity	$183,859,292	$183,402,150

See accompanying notes.

Rosetta Inpharmatics, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2000	2001
Revenues
Collaboration agreements	$547,977	$3,767,942
Product revenue	—	919,573

Total revenues	547,977	4,687,515

Operating expenses
Cost of product revenue	—	332,385
Research and development (excludes stock-based compensation expense of $806,205 and $473,963 respectively)	3,286,032	6,851,538
Marketing, general and administrative (excludes stock-based compensation expense of $1,670,121 and $776,734 respectively)	2,950,032	4,649,526
Stock-based compensation	2,476,326	1,250,697

Total operating expenses	8,712,390	13,084,146

Loss from operations	(8,164,413)	(8,396,631)
Other income (expense)
Interest income	365,596	2,376,876
Interest expense	(70,915)	(25,823)
Other, net	(25,870)	28,151

Net loss	(7,895,602)	(6,017,427)
Deemed dividend upon issuance of Series E convertible preferred stock	(7,285,500)	—

Net loss attributable to common stockholders	$(15,181,102)	$(6,017,427)

Basic and diluted net loss per share	$(2.77)	$(.19)

Weighted-average shares used in computing basic and diluted net loss per share	5,472,798	31,623,383

See accompanying notes.

Rosetta Inpharmatics, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2000	2001
Cash flows from operating activities
Net loss	$(7,895,602)	$(6,017,427)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	346,204	695,204
Stock-based compensation	2,476,326	1,250,697
Loss on sale and write-off of property and equipment	35,004	2,040
Amortization of intangible assets	814,778	1,067,259
Realized gain on disposal of investments	—	(20,704)
Investment amortization	(53,513)	(651,445)
Changes in operating assets and liabilities:
Accounts receivable	130,729	2,597,103
Interest receivable	(212,803)	(651,787)
Prepaid expenses and other assets	(453,694)	(120,397)
Accounts payable	374,501	(336,249)
Accrued liabilities	(354,752)	3,641,068
Deferred revenue	788,674	(16,180)

Net cash provided by (used in) operating activities	(4,004,148)	1,439,182

Cash flows from investing activities
Purchases of property and equipment	(688,137)	(858,943)
Capitalized software development costs	—	(131,659)
Purchase of license agreement	(1,000,000)	—
Purchases of short-term investments	(5,697,631)	(29,957,709)
Proceeds from sale and maturity of short-term investments	8,019,000	49,886,202

Net cash provided by investing activities	633,232	18,937,891

Cash flows from financing activities
Payments on capital lease obligations	(50,074)	(56,249)
Payments on notes payable	(197,919)	(209,065)
Proceeds from issuance of preferred stock	41,306,487	—
Proceeds from issuance of common stock	511,859	570,546

Net cash provided by financing activities	41,570,353	305,232

Net increase in cash and cash equivalents	38,199,437	20,682,305
Cash and cash equivalents, beginning of period	8,311,852	32,584,777

Cash and cash equivalents, end of period	$46,511,289	$53,267,082

Supplemental disclosure of cash flow information
Cash paid for interest	$70,915	$41,687

Common stock issued for notes receivable	$1,627,500	$—

Common stock issued for sub-licensing agreement	$7,556,208	$—

See accompanying notes.

Rosetta Inpharmatics, Inc.

Notes to Financial Statements

(Unaudited)

1.  Basis of Presentation

    The accompanying unaudited financial statements of Rosetta Inpharmatics, Inc. ("Rosetta") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

    The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2000 and filed with the Securities and Exchange Commission on March 30, 2001.

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

	Three Months Ended March 31,
	2000	2001
Net loss	$(7,895,602)	$(6,017,427)
Deemed dividend upon issuance of convertible preferred stock	(7,285,500)	—

Net loss attributable to common stockholders	$(15,181,102)	$(6,017,427)

Basic and diluted
Weighted-average shares of common stock used in computing basic and diluted net loss per share	5,472,798	31,623,383

Basic and diluted net loss per share	$(2.77)	$(0.19)

Antidilutive securities not included in diluted net loss per share calculation
Convertible preferred stock	14,597,342	—
Options to purchase common stock	2,148,945	3,106,709
Warrants to purchase common stock	891,636	128,391
Warrants to purchase Series A preferred stock	255,408	—
Warrants to purchase Series B preferred stock	134,596	—
Warrants to purchase Series C preferred stock	54,949	—
Warrants to purchase Series E preferred stock	26,709	—
Unvested shares of common stock subject to repurchase	1,033,871	484,263

	19,143,456	3,719,363

3.  Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 on January 1, 2001 did not have any impact on Rosetta's financial statements.

4.  Investments

    Investments consisted of the following at:

	December 31, 2000	March 31, 2001
Certificate of deposit	$—	$1,001,480
Commercial paper	50,106,121	15,305,029
Market auction preferreds	13,350,000	16,875,000
Government securities	6,233,940	9,409,996
Corporate notes	51,214,968	59,799,352

	$120,905,029	$102,390,857

5.  Prepaid Expenses and Other Assets

    Prepaid expenses and other assets consisted of the following at:

	December 31, 2000	March 31, 2001
Prepaid expenses	$1,034,761	$932,280
Inventory	120,156	276,591
Capitalized software, net	115,600	109,715
Other current assets	201,604	216,877

	$1,472,121	$1,535,463

6.  Property and Equipment

    Property and equipment consisted of the following at:

	December 31, 2000	March 31, 2001
Computer equipment	$4,613,918	$5,200,931
Lab equipment and technology development equipment	3,302,233	3,375,263
Office equipment, furniture and fixtures	790,060	810,858
Leasehold improvements	2,591,569	2,767,119

	11,297,780	12,154,171
Less: accumulated depreciation and amortization	(3,400,289)	(4,094,981)

	$7,897,491	$8,059,190

7.  Intangible Assets

    Intangible assets consisted of the following at:

	December 31, 2000	March 31, 2001
Purchased technology	$9,443,000	$9,443,000
License agreement	8,802,155	8,802,155
Goodwill	1,970,515	1,970,515
Assembled workforce	1,298,571	1,298,571
Trademarks and trade names	40,000	40,000

	21,554,241	21,554,241
Less: accumulated amortization	(6,289,157)	(7,218,872)

	$15,265,084	$14,335,369

8.  Accrued Liabilities

    Accrued liabilities consisted of the following at:

	December 31, 2000	March 31, 2001
Accrued legal and accounting fees	$315,571	$735,263
Deferred compensation	1,437,421	896,410
Refundable deposit on collaboration agreement	—	5,000,000
Other accrued liabilities	703,659	1,097,057

	$2,456,651	$7,728,730

9.  Comprehensive Loss

    The following table sets forth a reconciliation of net loss to comprehensive net loss:

	Three Months Ended March 31, 2000	Three Months Ended March 31, 2001
Net loss	$(7,895,602)	$(6,017,427)
Net unrealized gain on investments	—	742,172

Net comprehensive loss	$(7,895,602)	$(5,275,255)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

    The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption "Risk Factors" set forth at the end of this Item 2, the Risk Factors set forth in our Form 10-K dated March 30, 2001 and filed with the Securities and Exchange Commission and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

    We are a leader in the emerging field of informational genomics. Our technology platform consists of the Rosetta Resolver™ Expression Data Analysis System ("Rosetta Resolver System"), our FlexJet™ DNA microarrays and our coherent data sets of information generated from DNA microarrays. We generate revenue by providing our technologies as individual components sold either by ourselves or our partners or as an integrated platform as part of research collaborations with pharmaceutical, biotechnology and agricultural customers. From our inception in December 1996 through June 2000, our operating activities were primarily devoted to research and development of technologies for our informational genomics platform, including the development of the Rosetta Resolver System and the FlexJet DNA microarrays, acquiring assets, recruiting personnel, business development and raising capital.

    In October 1999, we entered into a seven-year strategic collaboration with Agilent Technologies, Inc. ("Agilent"). We agreed to exclusively partner with Agilent to make and sell products and services in the gene expression field, including DNA microarrays, DNA microarray design services, gene expression data analysis systems and other products. Agilent also purchased 2,285,714 shares of our Series D preferred stock at a per-share price of $5.25. In August 2000, we sold Agilent 714,285 shares of common stock at $14.00 per share in a private placement that closed concurrently with our initial public offering. Under the collaboration agreement, we co-market the Rosetta Resolver System with Agilent on an exclusive basis and share revenues for Rosetta Resolver System sales and DNA microarray design services.

    Agilent also has the exclusive right to market and sell DNA microarrays manufactured using our inkjet and related DNA microarray design technology in exchange for royalty payments to us. In connection with this agreement, we have received payments of $7.4 million for research and development and for certain licensing rights as of March 31, 2001, of which $2.1 million was recorded as revenue through March 31, 2001, and $5.3 million was recorded as deferred revenue as of March 31, 2001. Agilent has agreed to pay us additional amounts during the remainder of 2001 as well as during 2002 for research and development activities. All research, development and licensing amounts previously paid as well as fixed amounts to be paid in connection with this agreement are being recognized as revenue ratably over the term of the agreement.

    In May 2000, we entered into a supply agreement with Agilent pursuant to which Agilent supplies us with DNA microarrays. Our current purchase forecast for DNA microarrays during 2001 is approximately $14.7 million. Our purchase obligations under this agreement may be reduced or increased if we provide revised forecasts to Agilent or if the parties otherwise agree during semiannual performance review meetings. In connection with this agreement, Agilent has paid us $3.0 million for the transfer of certain know how and technology related to our inkjet technology.

    In June 2000, we commercially released the Rosetta Resolver System, an enterprise-wide, bioinformatics solution for deciphering the increasing amount of gene-expression data being generated as a result of the recent advances in genomics. The Rosetta Resolver System represents a major component of Rosetta's flexible gene-expression analysis platform. During the three months ended March 31, 2001, we installed a commercial version of the Rosetta Resolver System at Renovis, Inc. Additionally, we have received purchase orders from Biogen, Inc. and the University of Washington for the Rosetta Resolver System, both of which have not been installed yet as of March 31, 2001.

    In November 2000, we entered into a three-year collaboration agreement with the Monsanto Company. Under the terms of the agreement, Monsanto has committed to pay us $15 million over a three-year period for the delivery of a substantial body of gene expression information. In addition, we have the potential to receive future payments, including royalties associated with the development of commercial products that incorporate discoveries from the collaboration.

    Since our inception, we have incurred significant losses and as of March 31, 2001, we had an accumulated deficit of $68.0 million. Our losses have resulted principally from research and development costs, marketing costs, general and administrative costs associated with our operations and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants prior to the closing of our initial public offering in August 2000. Operating expenses increased to $13.1 million for the three months ended March 31, 2001 compared to $8.7 million for the same period in 2000. We expect to incur additional operating losses over at least the next several years as we continue to expand our research and product development efforts and infrastructure.

    To date, our revenue has been derived principally from the sale of Rosetta Resolver Systems and from collaborations. We have generated a substantial portion of our revenue to date from a limited number of sources. Our potential sources of revenue for the next several years are likely to be from the sale of our products and services by Agilent, research payments under existing and possible future collaborative arrangements, government research grants and royalties from collaborators based on revenues received from products commercialized under those agreements.

    In view of our limited operating history and the rapidly evolving nature of our business, we believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance.

Stock-Based Compensation

    Stock-based compensation expense results from stock options granted to employees at exercise prices less than the fair market value of the common stock on the date of grant, options granted to outside consultants for services and for the sale of restricted stock to founders deemed to be nonemployees. Through March 31, 2001, we have recorded total deferred stock-based compensation of $19.8 million, of which $5.0 million remains unamortized as of March 31, 2001. Deferred stock-based compensation expense is being amortized to expense over the vesting periods of the underlying options, generally four years. Based on deferred stock-based compensation recorded as of March 31, 2001, we expect to record amortization for deferred stock-based compensation expense approximately as follows: $2.6 million for the remainder of 2001, $1.8 million in fiscal year 2002, $589,000 in fiscal year 2003 and $12,000 in fiscal year 2004. The amount of deferred compensation expected to be recorded in future periods may decrease if unvested options for which deferred stock-based compensation has been recorded are subsequently canceled or forfeited. The amount of deferred compensation expected to be recorded in future years may increase if additional awards of options or shares are made for consideration that is less than fair value.

Results of Operations

Three Months Ended March 31, 2001 and 2000

    Revenues.  Revenues increased to $4.7 million for the three months ended March 31, 2001 from $548,000 for the three months ended March 31, 2000. The increase in revenues is primarily attributable to revenue recognized under our collaboration agreement with Monsanto ($2.5 million) and revenue recognized for licensing the Rosetta Resolver System ($920,000).

    Cost of product sales.  Cost of product sales increased to $332,000 for the three months ended March 31, 2001 from $0 for the three months ended March 31, 2000. The increase was primarily related to the third-party hardware and software costs associated with the revenue recognized for Rosetta Resolver System sales.

    Research and development expenses.  Research and development expenses increased to $6.9 million for the three months ended March 31, 2001 from $3.3 million for the six months ended March 31, 2000. The increase was primarily due to increased payroll and personnel expenses, increased usage of laboratory materials and supplies (including the purchase of DNA microarrays from Agilent) related to conducting research under collaboration agreements as well as internal efforts, facility costs and depreciation of leasehold improvements and laboratory equipment. The number of research and development personnel increased to 134 at March 31, 2001 compared to 83 at March 31, 2000. Research and development expenses consisted of costs to fulfill objectives of ongoing collaboration agreements, develop and use proprietary technologies to analyze DNA microarrays, build coherent data sets of expression profiles and to update and support the Rosetta Resolver System. We expect research and development expenses to increase significantly in the future to support the expansion of our research and development activities, accommodate existing and possible future collaborations, expand the production of our high-throughput gene expression profiling process and fund our obligations under the supply agreement we entered into with Agilent in May 2000, under which our current purchase forecast for DNA microarrays during 2001 is $14.7 million. Our purchase obligations under this agreement may be reduced or increased if we provide revised forecasts to Agilent or if the parties otherwise agree during semiannual performance review meetings.

    Marketing, general and administrative expenses.  Marketing, general and administrative expenses increased to $4.6 million for the three months ended March 31, 2001 from $3.0 million for the three months ended March 31, 2000. The increase was primarily due to increased payroll and personnel expenses, legal fees associated with intellectual property issues, business development activities and costs related to marketing the Rosetta Resolver System. We expect marketing, general and administrative expenses to continue to increase in the future to support the marketing of our products and efforts to engage in collaborations, the expansion of our business activities, and the protection of our intellectual property. In addition, we entered into a license agreement with Oxford Gene Technology in March 2000 for which we recorded an asset of $8.8 million. The amortization of this asset resulted in an increase in amortization expense of $262,000 for the three months ended March 31, 2001 compared to the comparable period in 2000. This agreement will result in $995,000 of amortization expense for the remainder of 2001 and will result in future amortization amounts of $1.3 million per year thereafter for the estimated useful life of this license, seven years.

    Stock-based compensation.  Stock-based compensation expense in 2001 and 2000 resulted from stock options granted to employees from 1998 through 2000 at exercise prices subsequently deemed to be less than the fair market value of the common stock on the date of grant to employees, options granted to outside consultants for services and for the sale of restricted stock to founders deemed to be nonemployees. Deferred stock-based compensation is being amortized to expense over the vesting periods of the underlying options, generally four years. Stock-based compensation expense totaled $1.3 million for the three months ended March 31, 2001 compared to $2.5 million for the comparable period in 2000. The decrease in stock-based compensation expense for the periods is primarily attributable to the effects of the accelerated amortization method permitted by Financial Accounting Standards Board Interpretation No. 28.

    Interest income.  Interest income increased to $2.4 million for the three months ended March 31, 2001 from $366,000 for the comparable period in 2000. The increase was primarily due to higher average balances of cash and cash equivalents and investments for the period ended March 31, 2001 compared to the three month period ended March 31, 2000. The increase in average balances was primarily the result of the proceeds from the sale of Series E preferred stock in March 2000, and the initial public offering of our common stock and private placement with Agilent in August of 2000.

    Deemed dividend upon issuance of convertible preferred stock.  We recorded a deemed dividend of $7.3 million in March 2000 upon the issuance of Series E convertible preferred stock. At the date of issuance, we believed the per-share price of $9.36 represented the fair market value of the preferred stock and that it was in excess of the fair market value of our common stock. Subsequent to the commencement of our initial public offering process, we reevaluated the fair market value of our common stock as of March 2000 and determined it to be $11.00 per share. Accordingly, the incremental fair market value is deemed to be the equivalent of a preferred stock dividend. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders' equity. The amount increased the loss allocable to common stockholders in the calculation of basic and diluted net loss per share for 2000.

Liquidity and Capital Resources

    From inception through March 31, 2001, we have funded our operations with the net proceeds of $106.3 million from our initial public offering, $89.2 million from private equity financings, $16.9 million from collaboration agreements and $3.3 million from equipment financing arrangements. At March 31, 2001, cash and cash equivalents and investments totaled $155.7 million. Our cash reserves are held in a variety of short-term interest-bearing instruments, including high-grade corporate bonds, commercial paper and money market accounts.

    Cash provided by operations for the three months ended March 31, 2001 was $1.5 million compared to cash used in operations of $4.0 million for the comparable period in 2000. The improvement in operating cash flows was primarily the result of favorable changes in working capital as our operating losses were offset by decreases in accounts receivable and increases in accrued liabilities. We do not expect this favorable working capital trend to continue in the future. In addition, our net losses of $6.0 million and $7.9 million for the three month periods ended March 31, 2001 and 2000, respectively, were partially offset by non-cash charges of $3.0 million and $3.6 million, respectively, related to stock-based compensation, amortization, depreciation expense and amortization of intangible assets.

    Investing activities for the three months ended March 31, 2001, other than changes in our investments, consumed $991,000 due to expenditures on leasehold improvements, capital expenditures and expenditures pursuant to license agreements. Investing activities for the comparable period in 2000, other than the changes in our investments, used $1.7 million primarily due to leasehold improvements and capital expenditures. We expect capital expenditures to increase in the future as we build additional infrastructure for our informational genomics systems and expand our facilities.

    Cash provided by financing activities for the three months ended March 31, 2001 was $305,000 compared to $41.6 million for the comparable period in 2000. Financing activities for the period in

2000 included the sale of 4,442,378 shares of Series E preferred stock to investors for net proceeds of $41.3 million.

    In connection with financing arrangements for the purchase of property and equipment entered into from 1997 through 1999, we had $1.1 million in capitalized lease obligations and notes payable at March 31, 2001. These obligations bear interest at a weighted-average fixed rate of approximately 12.3%.

    Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to devote substantial capital resources to expand our research and development efforts, to expand marketing and sales efforts to support our products and services and for other general corporate activities. In connection with our research and development efforts, in May 2000 we entered into a supply agreement with Agilent under which our current purchase forecast for DNA microarrays during 2001 is $14.7 million. Our purchase obligations under this agreement may be reduced or increased if we provide revised forecasts to Agilent or if the parties otherwise agree during semiannual performance review meetings. We believe that our current cash balances, together with the net proceeds from the initial public offering of our common stock, the proceeds of the concurrent private placement to Agilent and revenue to be derived from our collaboration with Agilent, including revenue from the sales of the Rosetta Resolver System, will be sufficient to fund our operations at least through December 31, 2002. After this period, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us, or at all.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 on January 1, 2001 did not have any impact on Rosetta's financial statements.

Risk Factors

We are at an early stage of development and may not succeed or become profitable.

    We commenced operations in December 1996, are at an early stage of development, and have a limited operating history. We have just begun to incorporate our technologies into commercialized products and our commercialization of them may not be successful. We have recently begun commercial sales of the Rosetta Resolver System. All commercial sales are subject to negotiation and execution of definitive agreements, and the execution of definitive agreements may not occur in a timely manner or at all. Agilent, our strategic partner, has recently begun commercial distribution of DNA microarrays employing Rosetta's technology. The Rosetta Resolver System is currently being used by us internally and by a limited number of customers. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the need to:

  •
  develop a market for our products and services;

  •
  successfully transition from a company with a research focus to a company capable of supporting commercial activities; and

  •
  attract and retain qualified management, sales, technical and scientific staff.

We expect to incur substantial operating losses in the future and, as a result, the value of our stock could decrease.

    Our expenses have significantly exceeded revenue in each of the years since our inception. We are uncertain when, if ever, we will become profitable. We have incurred operating losses since our inception and we had no revenue in 1997 and 1998 and only limited revenue from collaborations, the sale of Rosetta Resolver Systems and government grants in 1999, 2000 and the first part of 2001. Our Rosetta Resolver System was introduced in 2000 and to date we have recorded $4.8 in revenue from sales of the system. As of March 31, 2001, we had an accumulated deficit of $68.0 million. We expect to continue to experience significant operating losses in the future as we continue our research and development efforts, further develop our products and services and expand our marketing and sales force in an effort to commercialize our products. The expansion of our operations will require substantial expenditures on our part for at least the next several years to support growth of the organization. In addition, we anticipate continued spending in research and development to remain a leader in our industry, as well as to meet our obligations under the supply agreement with Agilent. As a result, we expect to incur operating losses in the future, we may require additional funding, and the value of our stock could decrease.

If our existing collaboration with Agilent fails, is terminated, or if their ability to supply microarrays ceases or is limited, our potential revenues and development funds would be significantly reduced.

    In our collaboration agreement with Agilent, we agreed to partner with them to make and sell products in the gene expression field including the Rosetta Resolver System, microarrays, array design services and other products. As part of our agreement, Agilent has the co-exclusive right to sell the Rosetta Resolver System and to use our inkjet synthesizer and related chip design technology in exchange for royalty payments. We also rely on Agilent for significant financial and technical contributions in connection with the development of products covered by the agreement. Our ability to develop, manufacture, and market these products successfully depends significantly on Agilent's performance under this agreement. In addition, in May 2000, we entered into a supply agreement with Agilent to supply us with DNA microarrays. If Agilent experiences manufacturing or distribution difficulties under these agreements, has difficulty obtaining or maintaining intellectual property rights, does not actively market the Rosetta Resolver System or does not otherwise perform its obligations under these agreements, our revenue derived from third party collaborations, revenues from the Rosetta Resolver System or other products and services, and our royalty revenue derived from Agilent's sales of DNA microarrays manufactured using Rosetta's inkjet technology could harm our business and financial condition.

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

    Our strategy depends on selling our informational genomics products and services to pharmaceutical, biotechnology and agriculture companies. Historically, we have had very few customers and partners from which two, Agilent and Monsanto, we have derived the majority of our revenue. If we were to lose any one of these customers or partners, our revenue would decrease substantially. Agilent and Monsanto accounted for 15% and 53%, respectively, of the total revenues for the first three months of 2001 and 49% and 9%, respectively, of the total revenue for the year ended December 31, 2000. We expect that we will continue to rely on a narrow base of customers and partners for the majority of our revenue for the foreseeable future. Although we are seeking to expand our customer and partner base, these efforts may not be successful. Our sales and revenues would be adversely affected if any significant customer or partner were to discontinue or significantly reduce the use of products or services or if we fail to obtain additional customers or partners.

If our technologies and initial commercial products to not achieve market acceptance or do not become commercially viable or successful, our results of operations would be adversely affected.

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

    Should third parties file patent applications, or be issued patents, claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the United States Patent and Trademark Office to determine priority of invention. We also could be required to participate in interference proceedings involving our issued patents and pending applications of another entity. An adverse outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties. There is no guarantee that any prevailing party would offer us a license or that such a license, if made available to us, could be acquired on commercially acceptable terms.

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

    Third parties may claim we are infringing, including inducing others to infringe, their patents and other intellectual property, and we could suffer significant litigation or licensing expenses. We are aware that one of our commercial partners, Oxford Gene Technology, was involved in patent litigation with a second commercial partner, Affymetrix. In connection with that litigation, in May 2000 we received a third-party subpoena from Affymetrix requesting, among other things, documents relating to our DNA microarray development activities and our relationship with each of Oxford Gene Technology and Agilent, and we timely filed our initial response to the subpoena. The litigation between Oxford Gene Technology and Affymetrix was subsequently settled. While we are not currently a party to any litigation against us, third parties, including Affymetrix, may assert claims against us relating to our activities or to agreements with our commercial partners, including Oxford Gene Technology or Agilent, or other matters relating to such third party's intellectual property rights.

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

    We rely to a substantial extent on outside vendors to supply many of the hardware and software components of the Rosetta Resolver System. We also rely on outside vendors to supply us with chemicals and other items necessary to fabricate microarrays and conduct expression profiling experiments. Some of these items and components are obtained from a single supplier or a limited group of suppliers. In particular, in May 2000 we entered into a supply agreement with Agilent to supply us with DNA microarrays. In addition, we obtain computer hardware used in our Rosetta Resolver System from Sun Microsystems and the Rosetta Resolver System incorporates software programs developed by third parties, including database software from Oracle. If we are unable to acquire required third party products and services, the quality of our products could deteriorate and we would face higher development costs. Our reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including:

  •
  the inability to obtain an adequate supply of required materials due to manufacturing capacity constraints, discontinuance of a product by a third-party manufacturer or other supply constraints;

  •
  reduced control over quality and pricing of components;

  •
  delays and long lead times in receiving materials from vendors; and

  •
  delay and expense caused by the need to redesign our product to accommodate the replacement of a vendor.

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

Our financial condition could be materially and adversely affected if we do not overcome these potential problems in the event that we decide to pursue additional acquisitions.

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

Part II. Other Information

Item 1: Legal Proceedings

    While we require our employees to disclose their prior inventions to us and not use or disclose to us proprietary information obtained from former employers, disputes concerning these prior inventions or proprietary information may arise. On January 6, 2000 we received, through our legal counsel, a request for information from the FBI pertaining to one of our then recently hired employees related to his involvement in certain software development activities prior to his employment with us. On April 11, 2000, we received, through our legal counsel, a grand jury subpoena requiring the production of an expanded set of information and documents pertaining to the subject of the original request from the FBI. We are cooperating fully with the FBI and the grand jury. While we believe that we, as a company, are not currently the target of the investigation, we are unable at this time to predict the outcome of this investigation. The FBI investigation may result in publicity that could adversely affect our business and revenues.

Item 2: Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

    In the three months ended March 31, 2001, we issued 1,831 shares of unregistered common stock in connection with cash exercises of warrants to purchase common stock which resulted in net proceeds to the Company of $9,219. We additionally issued 5,233 shares of common stock in exchange for 7,307 outstanding warrants to purchase common stock in connection with cashless warrant exercises. The value of the warrants surrendered to Rosetta to purchase the shares was $23,829. The exercise prices of the above warrants ranged from $4.54 to $6.21. We additionally issued to an outside consultant a warrant to purchase 20,000 shares of common stock at an exercise price of $10.13 in January 2001. The warrant has a term of two years from the date of grant. The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933.

(d) Use of Proceeds from Sale of Registered Securities

    The Company's Registration Statement under the Securities Act of 1933 (File No. 333-32780) was declared effective by the SEC on August 2, 2000. All 7,200,000 shares of common stock offered in the final prospectus, as well as an additional 1,080,000 shares of common stock subject to the underwriters' over-allotment option that was exercised on August 28, 2000, were sold at a price per share of $14.00. The managing underwriters of our offering were Lehman Brothers, Lazard Freres, Prudential Vector Healthcare and Fidelity Capital Markets. The aggregate gross proceeds of the shares offered and sold was $115.9 million which resulted in net proceeds to Rosetta of approximately $106.3 million after deducting underwriting discounts and commissions and other offering expenses of $9.6 million. From the effective date of the offering through March 31, 2001, Rosetta has used approximately $14.2 million of the proceeds which were applied as follows:

  •
  Approximately $10.0 million was applied towards working capital expenditures related to payroll and personnel expenses, including recruitment and relocation expenses, usage of laboratory materials and supplies (including the purchase of DNA microarrays from Agilent) related to conducting research, legal fees associated with intellectual property issues, business development activities, and costs associated with operating as a public company.

  •
  Approximately $2.7 million was used to purchase computer and lab equipment.

  •
  Approximately $1.5 million was used for leasehold improvement related items.

    Rosetta has invested the remainder of the net proceeds from the offering in investments such as high-quality corporate issues and government obligations.

Item 6: Exhibits and Reports on Form 8-K

(a)
Exhibits

  The exhibits filed as part of this report on Form 10-Q are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

(b)
Reports on Form 8-K

    No reports on Form 8-K were filed by Rosetta during the three months ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of May, 2001.

Rosetta Inpharmatics, Inc.
Date: May 7, 2001	By:	/s/ GREGORY SESSLER Gregory Sessler Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation. (filed as Exhibit 3.1 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to Rosetta's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen stock certificate (filed as Exhibit 4.1 to Rosetta's S-1/A dated June 21, 2000 and incorporated herein by reference).
4.3	Amended and Restated Investors' Rights Agreement dated March 15, 2000 between Rosetta and holders of Rosetta's Series A, Series B, Series C, Series D and Series E preferred stock (filed as Exhibit 4.2 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
10.1	1997 Stock Plan (filed as Exhibit 10.2 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
10.2	2000 Stock Incentive Plan (filed as Exhibit 10.3 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
10.3	2000 Employee Stock Purchase Plan (filed as Exhibit 10.4 to Rosetta's S-1/A dated August 2, 2000 and incorporated herein by reference).
10.4	2000 Directors' Stock Option Plan (filed as Exhibit 10.5 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
10.5	Amended and Restated Contribution Agreement dated November 1997 by and among Stephen Friend, Leroy Hood and the Fred Hutchinson Cancer Research Center and Rosetta (filed as Exhibit 10.6 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
10.6	Series C Preferred Stock Purchase Agreement between Rosetta and certain stockholders, dated April 1, 1999 (filed as Exhibit 10.7 to Rosetta's S-1 dated March 17, 2000 and incorporated herein by reference).
10.7	Series D Preferred Stock Purchase Agreement between Rosetta and Hewlett-Packard Company, dated October 1, 1999 (filed as Exhibit 10.8 to Rosetta's S-1 dated March 17, 2000 and incorporated herein by reference).
10.8	Series E Preferred Stock Purchase Agreement between Rosetta and certain stockholders, dated March 15, 2000 (filed as Exhibit 10.9 to Rosetta's S-1 dated March 17, 2000 and incorporated herein by reference).
10.9	Common Stock Purchase Agreement between Rosetta and Stephen Friend, dated January 31, 1997 (filed as Exhibit 10.10 to Rosetta's S-1 dated March 17, 2000 and incorporated herein by reference).
10.10	Common Stock Purchase Agreement between Rosetta and Stephen Friend dated May 15, 1997 (filed as Exhibit 10.11 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
10.11	Common Stock Purchase Agreement between Rosetta and John King, dated May 15, 1997 (filed as Exhibit 10.12 to Rosetta's S-1 dated March 17, 2000 and incorporated herein by reference).

+	10.12	Amended and Restated Exclusive License by and between Rosetta and The Regents of The University of California for Gene Reporter Matrix with an original effective date of September 1, 1995 and amended and restated as of December 1, 1998 (filed as Exhibit 10.13 to Rosetta's S-1/A dated July 26, 2000 and incorporated herein by reference).
	10.13	Lease Agreement dated February 19, 1997 between Rosetta and Riggs Bank N.A., as trustee for Multi-Employer Property Trust for space at Building G at Suite 210, 12040 115th Avenue NE, Kirkland, WA 98034, and amendments thereto (filed as Exhibit 10.16 to Rosetta's S-1 dated March 17, 2000 and incorporated herein by reference).
	10.14	Amended and Restated Loan Security Agreement dated November 10, 1998 between Rosetta and Silicon Valley Bank (filed as Exhibit 10.17 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
+	10.15	Patent License Agreement dated September 1, 1997 between Rosetta and the University of Washington (filed as Exhibit 10.19 to Rosetta's S-1/A dated July 26, 2000 and incorporated herein by reference).
	10.16	Equipment Financing Agreement dated September 10, 1997 between Rosetta and Lease Management Services, Inc. (filed as Exhibit 10.20 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
	10.17	Letter Equipment Financing Proposal from Lease Management Services, Inc. to Rosetta dated June 18, 1997 and revised July 16, 1997 (filed as Exhibit 10.21 to Rosetta's S-1/A dated June 21, 2000 and incorporated herein by reference).
	10.18	Time and line letter extension from LMSI Venture Finance to Rosetta Inpharmatics, Inc. dated July 28, 1999 (filed as Exhibit 10.22 to Rosetta's S-1/A dated June 21, 2000 and incorporated herein by reference).
+	10.19	License Agreement between Rosetta and Fred Hutchinson Cancer Research Center dated December 23, 1997 (filed as Exhibit 10.23 to Rosetta's S-1/A dated August 2, 2000 and incorporated herein by reference).
+	10.20	Internal Use License Agreement between Rosetta and Affymetrix, Inc. dated November 30, 1998 (filed as Exhibit 10.25 to Rosetta's S-1/A dated July 26, 2000 and incorporated herein by reference).
+	10.21	License Agreement between Rosetta and Xenometrix, Inc. dated November 12, 1998 (filed as Exhibit 10.26 to Rosetta's S-1/A dated August 2, 2000 and incorporated herein by reference).
	10.22	Equipment Financing Agreement between Acacia Biosciences, Inc. and Lease Management Services, Inc. dated September 25, 1997 (filed as Exhibit 10.27 to Rosetta's S-1/A dated June 21, 2000 and incorporated herein by reference).
	10.23	Consulting Agreement between Rosetta and Dr. Jasper Rine, Ph.D dated February 23, 1999 (filed as Exhibit 10.28 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
+	10.24	Resolver Early Access Program Agreement between Rosetta and Dupont Pharmaceuticals Company dated September 30, 1999 (filed as Exhibit 10.29 to Rosetta's S-1/A dated August 2, 2000 and incorporated herein by reference).
+	10.25	Gene Expression Collaboration Agreement between Rosetta and Hewlett-Packard Company (Agilent) dated October 1, 1999 (filed as Exhibit 10.30 to Rosetta's S-1/A dated August 2, 2000 and incorporated herein by reference).

+	10.26	License Agreement between Rosetta and Oxford Gene Technology IP Limited dated March 16, 2000 (filed as Exhibit 10.31 to Rosetta's S-1/A dated August 2, 2000 and incorporated herein by reference).
	10.27	Common Stock Issuance Agreement between Rosetta and Oxford Gene Technology IP Limited dated March 16, 2000 (filed as Exhibit 10.32 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
+	10.28	Collaboration Agreement between Rosetta and Corixa Corporation dated December 20, 1999 (filed as Exhibit 10.33 to Rosetta's S-1/A dated August 2, 2000 and incorporated herein by reference).
	10.29	Offer letter between Rosetta and Stephen Friend dated June 21, 1997 (filed as Exhibit 10.34 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
	10.30	Offer letter between Rosetta and Roland Stoughton dated June 6, 1997 (filed as Exhibit 10.35 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
	10.31	Offer letter between Rosetta and John King dated April 17, 1997 (filed as Exhibit 10.36 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
	10.32	Offer letter between Rosetta and Mark Boguski dated March 13, 2000 (filed as Exhibit 10.37 to Rosetta's S-1/A dated May 9, 2000 and incorporated herein by reference).
+	10.33	Pilot Project Collaboration Agreement between Rosetta and Monsanto Company dated February 3, 2000 (filed as Exhibit 10.38 to Rosetta's S-1/A dated August 2, 2000 and incorporated herein by reference).
	10.34	Promissory Note between Mark Boguski and Rosetta dated March 14, 2000 (filed as Exhibit 10.39 to Rosetta's S-1/A dated April 5, 2000 and incorporated herein by reference).
	10.35	Offer letter between Rosetta and Gregory Sessler dated March 13, 2000 (filed as Exhibit 10.40 to Rosetta's S-1/A dated May 9, 2000 and incorporated herein by reference).
	10.36	Promissory note between Rosetta and Gregory Sessler dated March 13, 2000 (filed as Exhibit 10.41 to Rosetta's S-1/A dated May 9, 2000 and incorporated herein by reference).
+	10.37	Supply Agreement between Rosetta and Agilent Technologies, Inc. dated May 25, 2000 (filed as Exhibit 10.42 to Rosetta's S-1/A dated August 2, 2000 and incorporated herein by reference).
+	10.38	Sun Channel Agreement between Sun Microsystems Inc. and Rosetta dated February 1, 2000 (filed as Exhibit 10.43 to Rosetta's S-1/A dated August 2, 2000 and incorporated herein by reference).
	10.39	Letter lease proposal from Lease Management Services, Inc. to Acacia Biosciences, Inc. dated April 25, 1997 (filed as Exhibit 10.44 to Rosetta's S-1/A dated June 21, 2000 and incorporated herein by reference).
	10.40	Common Stock Purchase Agreement between Rosetta and Agilent Technologies, Inc. dated June 2000 (filed as Exhibit 10.45 to Rosetta's S-1/A dated July 26, 2000 and incorporated herein by reference).
	10.41	Amendment No. 1 (dated May 25, 2000) to the Gene Expression Agreement between Rosetta and Agilent Technologies, Inc. dated October 1, 1999 (filed as Exhibit 10.46 to Rosetta's S-1/A dated July 26, 2000 and incorporated herein by reference).
+	10.42	Monsanto/Rosetta Inpharmatics Collaboration Agreement between Rosetta and Monsanto Company dated November 21, 2000 (filed as Exhibit 10.42 to Rosetta's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

	10.43	Lease Agreement dated September 30, 2000 between Rosetta and Richard and Jacquelyne Doane for property located at 12220 — 113th Avenue NE, Suite 210, Kirkland, WA 98034 (filed as Exhibit 10.43 to Rosetta's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
+	10.44	Amendment No. 1 (dated March 28, 2001) to the Supply Agreement between Rosetta and Agilent Technologies, Inc. dated May 25, 2000 (filed as Exhibit 10.44 to Rosetta's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
	10.45	Standstill Agreement dated October 1, 1999 between Rosetta and Hewlett-Packard Company, a Delaware Corporation (now Agilent Technologies, Inc.).

    +  Confidential treatment requested or granted as to portions of this Exhibit.

QuickLinks

Rosetta Inpharmatics, Inc. Index to Form 10-Q
  Part I. Financial Information
Rosetta Inpharmatics, Inc. Balance Sheets
Rosetta Inpharmatics, Inc. Statements of Operations (Unaudited)
Rosetta Inpharmatics, Inc. Statements of Cash Flows (Unaudited)
Rosetta Inpharmatics, Inc. Notes to Financial Statements (Unaudited)
  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3: Quantitative and Qualitative Disclosures about Market Risk
  Part II. Other Information
  Item 1: Legal Proceedings
  Item 2: Changes in Securities and Use of Proceeds
  Item 6: Exhibits and Reports on Form 8-K
SIGNATURES
Index to Exhibits